Form 10-Q
period 1996-03-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1996-04-12
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 1996
                                             -----------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                                             --------------    -----------------
                             Commission file number
                                     0-18504


                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-C
- --------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                        86-0588505
- --------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

          Delaware                                        86-0588507
- --------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                      85255
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code          (602) 585-4500
                                                        ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

PART 1 - FINANCIAL INFORMATION

     Item l.  Financial Statements.
     ------   --------------------


                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                                    March 31,      December 31,
                                                       1996            1995
                                                  ------------    ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                         $  3,707,984    $  3,818,927

RECEIVABLES FROM LESSEES                               187,904         181,433

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                          11,709,570      11,709,570
      Buildings                                     54,004,577      54,004,577
      Equipment                                      5,906,921       5,906,921
                                                  ------------    ------------
         Total                                      71,621,068      71,621,068
      Less-Accumulated depreciation                 17,413,017      16,689,197
                                                  ------------    ------------

                                                    54,208,051      54,931,871
                                                  ------------    ------------

         Total assets                              $58,103,939    $ 58,932,231
                                                  ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS          $  2,113,508    $  2,101,344

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                64,428          62,696

DEFERRED INCOME                                      1,074,136       1,261,059
                                                  ------------    ------------

         Total liabilities                           3,252,072       3,425,099
                                                  ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                (170,059)       (163,507)
      Limited partners                              55,021,926      55,670,639
                                                  ------------    ------------

         Total partners' capital                    54,851,867      55,507,132
                                                  ------------    ------------

         Total liabilities and partners' capital  $ 58,103,939    $ 58,932,231
                                                  ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



                                                          1996           1995
                                                       ----------     ----------
REVENUES:
      Rental                                           $1,865,905     $1,865,905
      Participating rentals                               565,585        557,735
      Interest and other                                   38,793         48,295
                                                       ----------     ----------

                                                        2,470,283      2,471,935
                                                       ----------     ----------

EXPENSES:
      General partner and affiliate fees                  213,394        212,219
      Depreciation                                        723,820        723,820
      Operating                                            54,159         68,739
                                                       ----------     ----------

                                                          991,373      1,004,778
                                                       ----------     ----------

NET INCOME                                             $1,478,910     $1,467,157
                                                       ==========     ==========


NET INCOME ALLOCATED TO:
      General partners                                 $   14,789     $   14,672
      Limited partners                                  1,464,121      1,452,485
                                                       ----------     ----------

                                                       $1,478,910     $1,467,157
                                                       ==========     ==========


NET INCOME PER LIMITED PARTNERSHIP UNIT
      (based on 82,834 units outstanding)              $    17.68     $    17.53
                                                       ==========     ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                               Limited Partners
                                  General    --------------------
                                 Partners    Number                    Total
                                  Amount    of Units    Amount         Amount
                                ---------    ------   -----------   -----------

BALANCE, December 31, 1995      $(163,507)   82,834   $55,670,639   $55,507,132

      Net income                   14,789      -        1,464,121     1,478,910

      Distribution to partners    (21,341)     -       (2,112,834)   (2,134,175)
                                ---------    ------   -----------   -----------

BALANCE, March 31, 1996         $(170,059)   82,834   $55,021,926   $54,851,867
                                =========    ======   ===========   ===========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                                     1996           1995
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 1,478,910    $ 1,467,157
    Adjustments to net income:
       Depreciation                                                  723,820        723,820
       Change in assets and liabilities:
          Increase in receivables from lessees                        (6,471)          (136)
          Increase in payable to general partner and affiliate          --           29,351
          Increase (decrease) in accounts payable and
              accrued liabilities                                      1,732         (3,354)
          Decrease in deferred income                               (186,923)       (68,555)
                                                                 -----------    -----------

              Net cash provided by operating activities            2,011,068      2,148,283

CASH FLOWS FOR FINANCING ACTIVITIES:
    Distribution to partners                                      (2,122,011)    (2,092,074)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                (110,943)        56,209

CASH AND CASH EQUIVALENTS, beginning of period                     3,818,927      3,742,030
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 3,707,984    $ 3,798,239
                                                                 ===========    ===========

PART I.- FINANCIAL INFORMATION
- ------------------------------

Item 2.    Management's Discussion and Analysis of
- ------     Financial Condition and Results of Operations
           ---------------------------------------------

      As of March 31, 1996, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991.

      The Registrant declared a cash distribution to the limited partners of $2,112,834 for the quarter ended March 31, 1996 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, which is unchanged from the amount received in the same period of the prior year. Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $565,585 as compared to $557,735 for the comparable period of the prior year. The $7,850 increase in participating rentals was due to increased travel plaza sales. Total expenses for the period decreased to $991,373 from $1,004,778 in the first quarter in 1995 due primarily to a decrease in operating expenses of $14,580.

      The decrease in total assets reflected in the Registrant's financial statements filed with this report is mainly attributable to the depreciation allowance, which is deducted for accounting purposes from the cost of the assets on the Registrant's books.

      In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature.

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------

                         BALANCE SHEET - MARCH 31, 1996
                         ------------------------------


                                     ASSETS


Cash                                                                       $100
Investment in Participating Income Properties II, L.P., at cost             100
                                                                          -----

                  Total Assets                                             $200
                                                                           ====

                                    LIABILITY

Payable to Parent                                                          $100
                                                                           ----

                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                 100
                                                                            ---
                  Liability and Stockholder's Equity                       $200
                                                                           ====


Note: FFCA Investor Services Corporation 88-C (88-C) was organized on August 11, 1987 to act as the assignor limited partner in Participating Income Properties II, L.P. (PIP-II).

         The assignor limited partner is the owner of record of the limited partnership units of PIP-II. All rights and powers of 88-C have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 88-C has no other business purpose and will not engage in any other activity or incur any debt.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                PARTICIPATING INCOME PROPERTIES II, L.P.

                                By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner


Date: April 12, 1996            By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FFCA INVESTOR SERVICES CORPORATION 88-C



Date:    April 12, 1996         By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, President