Form 10-Q
period 1996-06-30
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1996-08-05
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         June 30, 1996
                                    --------------------------------------------
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from      ___________________ to _____________________

                             Commission file number
                                     0-18504


                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-C
- --------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                             86-0588505
- -------------------------------------------------------------------------------
(Partnership State of Organization)                (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                       86-0588507
- -------------------------------------------------------------------------------
(Corporation State of Incorporation)               (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)


Co-Registrants' telephone number including area code      (602) 585-4500
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

                                    Yes X   No
                                       ---     ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------




                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)

                                                                               June 30,           December 31,
                                                                                1996                  1995
                                                                            ------------          ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS                                                   $  3,740,476          $  3,818,927

RECEIVABLES FROM LESSEES                                                         200,000               181,433

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                                    11,709,570            11,709,570
      Buildings                                                               54,004,577            54,004,577
      Equipment                                                                5,906,921             5,906,921
                                                                            ------------          ------------
              Total                                                           71,621,068            71,621,068
      Less-Accumulated depreciation                                           18,136,837            16,689,197
                                                                            ------------          ------------

                                                                              53,484,231            54,931,871
                                                                            ------------          ------------

              Total assets                                                   $57,424,707          $ 58,932,231
                                                                            ============          ============


                        LIABILITIES AND PARTNERS' CAPITAL


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                                    $  2,158,454          $  2,101,344

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                          64,071                62,696

DEFERRED INCOME                                                                1,005,581             1,261,059
                                                                            ------------          ------------

              Total liabilities                                                3,228,106             3,425,099
                                                                            ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                                          (176,612)             (163,507)
      Limited partners                                                        54,373,213            55,670,639
                                                                            ------------          ------------

              Total partners' capital                                         54,196,601            55,507,132
                                                                            ------------          ------------

              Total liabilities and partners' capital                        $57,424,707          $ 58,932,231
                                                                            ============          ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                Three Months         Three Months        Six Months        Six Months
                                                   Ended                Ended               Ended             Ended
                                                  6/30/96              6/30/95            6/30/96           6/30/95
                                                ------------         ------------        ----------        ----------
REVENUES:
      Rental                                      $1,865,905          $1,865,905         $3,731,810        $3,731,810
      Participating rentals                          606,613             609,873          1,172,198         1,167,608
      Interest and other                              38,987              37,031             77,780            85,326
                                                  ----------          ----------         ----------        ----------

                                                   2,511,505           2,512,809          4,981,788         4,984,744
                                                  ----------          ----------         ----------        ----------

EXPENSES:
      General partner and
         affiliate fees                              217,960             217,781            431,354           430,000
      Depreciation                                   723,820             723,831          1,447,640         1,447,651
      Operating                                       45,151              48,428             99,310           117,167
                                                  ----------          ----------         ----------        ----------

                                                     986,931             990,040          1,978,304         1,994,818
                                                  ----------          ----------         ----------        ----------

NET INCOME                                        $1,524,574          $1,522,769         $3,003,484        $2,989,926
                                                  ==========          ==========         ==========        ==========


NET INCOME ALLOCATED TO:
      General partners                            $   15,246          $   15,228         $   30,035        $   29,899
      Limited partners                             1,509,328           1,507,541          2,973,449         2,960,027
                                                  ----------          ----------         ----------        ----------

                                                  $1,524,574          $1,522,769         $3,003,484        $2,989,926
                                                  ==========          ==========         ==========        ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   82,834 units outstanding)                          $18.22              $18.20             $35.90            $35.73
                                                      ======              ======             ======            ======

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                       Limited Partners
                                                 General          -----------------------------
                                                 Partners           Number                                 Total
                                                  Amount           of Units            Amount              Amount
                                                  ------          ---------          -----------        -----------
BALANCE, December 31, 1995                        $(163,507)        82,834           $55,670,639        $55,507,132

      Net income                                     30,035           -                2,973,449          3,003,484

      Distributions to partners                     (43,140)          -               (4,270,875)        (4,314,015)
                                                  ---------         ------           -----------       ------------

BALANCE, June 30, 1996                            $(176,612)        82,834           $54,373,213        $54,196,601
                                                  =========         ======           ===========        ===========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                               1996                   1995
                                                                           --------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 3,003,484            $ 2,989,926
     Adjustments to net income:
        Depreciation                                                         1,447,640              1,447,651
        Change in assets and liabilities:
           Increase in receivables from lessees                                (18,567)               (10,000)
           Increase (decrease) in accounts payable
               and accrued expenses                                              1,375                (60,386)
           Decrease in deferred income                                        (255,478)              (137,110)
                                                                           -----------            -----------

               Net cash provided by operating activities                     4,178,454              4,230,081

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                              (4,256,905)            (4,214,526)
                                                                           -----------            -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          (78,451)                15,555

CASH AND CASH EQUIVALENTS, beginning of period                               3,818,927              3,742,030
                                                                           -----------            -----------

CASH AND CASH EQUIVALENTS, end of period                                   $ 3,740,476            $ 3,757,585
                                                                           ===========            ===========

PART I.- FINANCIAL INFORMATION
- ------------------------------


Item 2.    Management's Discussion and Analysis of
- -------
           Financial Condition and Results of Operations
           ---------------------------------------------


      As of June 30, 1996, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991.

      The Registrant declared a cash distribution to the limited partners of $2,158,041 for the quarter ended June 30, 1996 (the period), which combined with the first quarter distribution of $2,112,834 amounts to $4,270,875 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the same period of the prior year. Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $606,613, comparable to the same period of the prior year. Total expenses decreased to $986,931 in 1996 from $990,040 in 1995, due to a slight decrease in operating expenses.

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

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------


                          BALANCE SHEET - JUNE 30, 1996
                          -----------------------------





                                     ASSETS


Cash                                                                       $100
Investment in Participating Income Properties II, L.P., at cost             100
                                                                           ----

                  Total Assets                                             $200
                                                                           ====


                                    LIABILITY

Payable to Parent                                                          $100


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                 100
                                                                           ----

                  Liability and Stockholder's Equity                       $200
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

                              PARTICIPATING INCOME PROPERTIES II, L.P.

                              By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner


      Date:    July 8, 1996            By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FFCA INVESTOR SERVICES CORPORATION 88-C



      Date:    July 8, 1996         By /s/ John R. Barravecchia
                                ------------------------------------------------
                                John R. Barravecchia, President