Form 10-Q
period 1996-09-30
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1996-11-12
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                                          --------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

                             Commission file number
                                     0-18504


                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-C
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                          86-0588505
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                          86-0588507
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                            85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (zip code)


Co-Registrants' telephone number including area code        (602) 585-4500
                                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    -----

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------



                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)


                                                          September 30,      December 31,
                                                              1996              1995
                                                          ------------      ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                                 $  3,710,221      $  3,818,927

RECEIVABLES FROM LESSEES                                       187,000           181,433

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                  11,709,570        11,709,570
      Buildings                                             54,004,577        54,004,577
      Equipment                                              5,906,921         5,906,921
                                                          ------------      ------------
              Total                                         71,621,068        71,621,068
      Less-Accumulated depreciation                         18,881,900        16,689,197
                                                          ------------      ------------

                                                            52,739,168        54,931,871
                                                          ------------      ------------

              Total assets                                $ 56,636,389      $ 58,932,231
                                                          ============      ============


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


DISTRIBUTION PAYABLE TO LIMITED PARTNERS                  $  2,115,034      $  2,101,344

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                        64,236            62,696

DEFERRED INCOME                                                937,026         1,261,059
                                                          ------------      ------------

              Total liabilities                              3,116,296         3,425,099
                                                          ------------      ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                        (183,378)         (163,507)
      Limited partners                                      53,703,471        55,670,639
                                                          ------------      ------------

              Total partners' capital                       53,520,093        55,507,132
                                                          ------------      ------------

              Total liabilities and partners' capital     $ 56,636,389      $ 58,932,231
                                                          ============      ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)




                                             Three Months  Three Months    Nine Months    Nine Months
                                                Ended          Ended          Ended          Ended
                                               9/30/96        9/30/95        9/30/96        9/30/95
                                              ----------     ----------     ----------     ----------
REVENUES:
      Rental                                  $1,865,905     $1,865,905     $5,597,715     $5,597,715
      Participating rentals                      553,874        629,751      1,726,072      1,797,359
      Interest and other                          39,023         38,819        116,803        124,145
                                              ----------     ----------     ----------     ----------

                                               2,458,802      2,534,475      7,440,590      7,519,219
                                              ----------     ----------     ----------     ----------

EXPENSES:
      General partner and
         affiliate fees                          211,229        220,067        642,583        650,067
      Depreciation                               745,063        723,821      2,192,703      2,171,472
      Operating                                   43,254         44,936        142,564        162,103
                                              ----------     ----------     ----------     ----------

                                                 999,546        988,824      2,977,850      2,983,642
                                              ----------     ----------     ----------     ----------

NET INCOME                                    $1,459,256     $1,545,651     $4,462,740     $4,535,577
                                              ==========     ==========     ==========     ==========


NET INCOME ALLOCATED TO:
      General partners                        $   14,593     $   15,457     $   44,627     $   45,356
      Limited partners                         1,444,663      1,530,194      4,418,113      4,490,221
                                              ----------     ----------     ----------     ----------

                                              $1,459,256     $1,545,651     $4,462,740     $4,535,577
                                              ==========     ==========     ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   82,834 units held by limited partners)     $    17.44     $    18.47     $    53.34     $    54.21
                                              ==========     ==========     ==========     ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)





                                                             Limited Partners
                                       General        -----------------------------
                                      Partners           Number                             Total
                                       Amount           of Units           Amount           Amount
                                    ------------      ------------     ------------      ------------
BALANCE, December 31, 1995          $   (163,507)           82,834     $ 55,670,639      $ 55,507,132

      Net income                          44,627              --          4,418,113         4,462,740

      Distributions to partners          (64,498)             --         (6,385,281)       (6,449,779)
                                    ------------      ------------     ------------      ------------

BALANCE, September 30, 1996         $   (183,378)           82,834     $ 53,703,471      $ 53,520,093
                                    ============      ============     ============      ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                                 1996             1995
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $ 4,462,740      $ 4,535,577
     Adjustments to net income:
        Depreciation                                           2,192,703        2,171,472
        Change in assets and liabilities:
           Increase in receivables from lessees                   (5,567)         (20,000)
           Increase (decrease) in accounts payable
               and accrued expenses                                1,540          (70,633)
           Decrease in deferred income                          (324,033)        (205,665)
                                                             -----------      -----------

               Net cash provided by operating activities       6,327,383        6,410,751

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                (6,436,089)      (6,392,704)
                                                             -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           (108,706)          18,047

CASH AND CASH EQUIVALENTS, beginning of period                 3,818,927        3,742,030
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 3,710,221      $ 3,760,077
                                                             ===========      ===========

PART I.- FINANCIAL INFORMATION
------------------------------

Item 2.    Management's Discussion and Analysis of
-------    Financial Condition and Results of Operations
           ---------------------------------------------


      As of September 30, 1996, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991.

      The Registrant declared a cash distribution to the limited partners of $2,114,406 for the quarter ended September 30, 1996 (the period), which combined with the first and second quarterly distributions of $4,270,875 amounts to $6,385,281 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the same period of the prior year. Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $553,874 for the period which were comparable to the previous three quarters. Participating rentals for the quarter ended September 30, 1995 of $629,751 were especially high compared to the four quarters that followed. Total expenses remained relatively constant between quarters.

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

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------


                       BALANCE SHEET - SEPTEMBER 30, 1996
                       ----------------------------------





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

                               PARTICIPATING INCOME PROPERTIES II, L.P.

                               By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner


      Date:    October 7, 1996      By /s/ John R. Barravecchia
                               ----------------------------------------------
                               John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FFCA INVESTOR SERVICES CORPORATION 88-C



      Date:    October 7, 1996              By /s/ John R. Barravecchia
                                       ---------------------------------------
                                       John R. Barravecchia, President