Form 10-K405
period 1996-12-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1997-03-21
CIK 820806, 820807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-K


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

Commission File Number 0-18504


                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

       Delaware                                                  86-0588505
---------------------                                    -----------------------
(Partnership State of                                     (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)

       Delaware                                                  86-0588507
---------------------                                    -----------------------
(Corporation State of                                     (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                               85255
---------------------                                        ---------------
(Address of Principal Executive Offices)                        (Zip Code)

Co-Registrants' telephone number, including area code:        (602) 585-4500

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

                      Limited Partnership Depositary Units
                      ------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Co-Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Co-Registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Co-Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Co-Registrants: Not applicable.

         The Limited Partnership Depository Units (the "Units") are not currently traded in any market. Therefore, there is no market price or average bid and asked price for the Units within the 60 days prior to the date of this filing.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Business.

         Participating Income Properties II, L.P., a Delaware limited partnership (the "Partnership"), was organized on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was organized primarily to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment, to be leased on a net basis to franchisees of Flying J Franchise Inc. and to Flying J Inc. The managing general partner of the Partnership is Franchise Finance Corporation of America II, a Delaware corporation (the "Managing General Partner"). Morton H. Fleischer and Paul Bagley are the individual general partners of the Partnership. (The Managing General Partner, Morton H. Fleischer and Paul Bagley are sometimes referred to collectively herein as the "General Partners.")

         Morton H. Fleischer is the sole stockholder of FFCA Investor Services Corporation 88-C, a Delaware corporation, which was incorporated on August 11, 1987, to serve as the initial limited partner of the Partnership and the owner of record of the limited partnership interests in the Partnership, the rights and benefits of which are assigned by FFCA Investor Services Corporation 88-C to investors in the Partnership. FFCA Investor Services Corporation 88-C conducts no other business activity. The Partnership and FFCA Investor Services Corporation 88-C are referred to collectively as the "Co-Registrants."

         The statements contained in this report, if not historical, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated" or "expected". Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units, $72,562,584, were fully invested by the Partnership in

13 travel plazas located in eleven states: "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. One of the properties was acquired in 1988, five were acquired during 1989, five were acquired during 1990, and two were acquired during 1991. As of February 24, 1997, all thirteen travel plazas which are owned by the Partnership were leased to CFJ Properties ("CFJ Properties"), a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"). The Partnership is not affiliated with CFJ Properties, Flying J Inc. or Flying J Franchise Inc., a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas.

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

         Real estate owned by the Partnership is generally leased for a term of 20 years. Equipment is generally leased for a term of eight years. Equipment leases are scheduled to expire at various dates from November 1996 through 1999. Lessees must generally pay the Partnership annual rental payments (in monthly installments) equal to 10% of the Partnership's total investment in properties. As additional rent under the terms of the lease, the Partnership is entitled to receive a portion of the operating revenues of the lessees equal to (i) 3.5% of annual gross receipts derived from the travel plaza facility, excluding fuel sales, (ii) 3/10 of $.01 per gallon of fuel sold, and (iii) 3.5% of all amounts received by the lessee for any lease year pursuant to any sublease by the lessee of any part of its leased premises. Reference is made to Note (3) of the Notes to Financial Statements filed with this Report for a schedule of the minimum future lease payments to be received by the Company on its properties.

         In connection with entering into a lease, the General Partner has required each lessee to pay a rent enhancement fee to the Partnership at the inception of the lease in an amount equal to approximately four percent of the Partnership's total cost of the land, building and equipment comprising the property leased to the lessee, including certain capitalized acquisition expenses. This amount is advanced by the Partnership and included in the cost of the property leased to the lessee for the purpose of determining the lease payments. The Partnership, by including this amount in the cost of property, receives an additional amount of lease payments with respect to the property. The funds representing the aggregate rent enhancement fees are used to maintain cash distributions to the Holders in quarters when lease payments received by the Partnership are reduced due to the failure of any of the Partnership's lessees to meet all of their payment obligations. In addition, recognition of the rent enhancement fees provides additional income to the Partnership. The rent enhancement fee is amortized to rental income on a straight-line basis over a ten-year period from the inception of the lease.

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

         The Partnership is also dependent upon CFJ Properties, its principal lessee, since an adverse change in their financial condition could materially affect its ability to make lease payments. During 1996, CFJ Properties contributed 100% of the Company's total rental and participating rental revenue for the year and is expected to contribute a similar percentage of revenue in 1997.

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. CFJ Properties is the franchisor and operator of the Flying J Inc. network of interstate travel plazas, which included 66 properties as of January 31, 1996. The Partnership owns eleven of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligation under those leases.

         The Partnership's leases with CFJ Properties are with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constitutes a default on all other leases to the same lessee by the Partnership and two other partnerships sponsored by affiliates of the Managing General Partner, all of whose travel plazas are leased to CFJ Properties.

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

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which expire at various dates over the next 15 to 20 years. Payments under these leases were $13.3 million in both 1996 and 1995. Future minimum annual rent obligations under non-cancelable leases, as projected through 2001, remains comparable to 1996 expense amounts.

         The eleven travel plaza properties operated by CFJ Properties and Flying J Inc. generated a combined fuel and non-fuel gross profit (including other income) of approximately $31.7 million during the fiscal year ended January 31, 1996 as compared to $31.2 million in 1995. This increase was due to higher non-fuel gross profits during fiscal year 1996 as compared to fiscal year 1995, which offset an overall decrease in fuel gross profits during the same period. Total travel plaza unit-level income for these eleven properties (before depreciation and allocated corporate overhead) totaled approximately $3.1 million in 1996 with seven of the eleven properties reporting positive unit-level income. The remaining four properties reported losses primarily due to intense fuel price competition in their geographic area. The combined result of the travel plaza unit-level net income before depreciation and allocated corporate overhead was down from $3.6 million in the prior year due to decreased fuel gross profit margins at some units. For CFJ Properties' fiscal year ended January 31, 1996, the average unit-level base and participating rents approximated 13.9% of the original cost of these properties. None of the eleven travel plaza properties operated by CFJ Properties represents over 10% of the Partnership's total assets in 1996.

         The travel plaza/truck stop industry, although highly fragmented, is highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Partnership offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According to the American Trucking Association, the trucking industry grosses more than $340 billion annually, representing 78% of the nation's freight bill. The 20 million commercial trucks registered in the United States consume approximately 39 billion gallons of fuel annually. The Partnership believes that the trucking industry is sensitive to certain aspects of the general economic environment, such as retail sales; the level, direction and rate of change in inventories; international trade; vendor performance; the cost and availability of fuel; labor issues; and technology. The trucking industry is also affected by various government policies, including economic regulations; vehicle size and weight regulations; and health, safety and environmental protection regulations. These factors also may influence the competitive posture of one mode of transportation compared to others; however, the trucking industry has presented itself as an affordable and timely alternative to other methods of transportation such as air freight and rail, particularly for short hauls.

         Through ownership of the travel plazas, the Partnership is subject to the risks associated with the underground storage of petroleum products such as gasoline. In this regard, the Partnership's lessees are subject to various federal, state and local regulations and environmental laws. These laws and regulations affect the storing, dispensing and discharge of petroleum and other wastes and affect the lessees both in the securing of permits for fueling operations and in the ongoing conduct of such operations.

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

         The General Partner has taken various steps to (i) ensure that the lessees comply with applicable rules and regulations; (ii) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (iii) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among other things: month-end cumulative inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone ground water and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stonewater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulatory compliance with travel plaza personnel.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations, under federal or state environmental laws. Management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

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

         The Partnership and FFCA Investor Services Corporation 88-C have no employees.


Item 2.  Properties.

         As of December 31, 1996, the Partnership had acquired thirteen travel plaza properties located in eleven states. The properties were acquired by the Partnership during 1988, 1989, 1990 and 1991 with the net proceeds received by the Partnership from the public offering of the Units.

         The Partnership's travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. No one property is a principal property of the Partnership because each property represents less than 10% of the Partnership's total assets. The following is a description of each of the properties acquired by the Partnership.

         Pecos, Texas

         The Pecos travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 14.11 acres located at the interchange of Interstate 20 and US 285.

         Dillon, South Carolina

         The Dillon travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 20.64 acres, located at the interchange of Interstate 95 and State Route 38. Within an 85-mile radius of the property are the markets of Columbia and Florence, South Carolina and Lumberton and Fayetteville, North Carolina.

         Graham, North Carolina

         The Graham travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 20 acres, located at the interchange of Interstate 40/85 and State Route 1928.

         Knoxville, Tennessee

         The Knoxville travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 14.05 acres, located parallel to Interstate 40.

         Kingman, Arizona

         The Kingman travel plaza was built on the site of an existing Husky truck stop which was razed and replaced with a new full-service travel plaza. The site consists of approximately 7.45 acres located 1/8 of a mile north of the Interstate 40/US 90 interchange.

         Jackson, Georgia

         The Jackson travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 42.2 acres of which 27 acres are developed, located at the interchange of Interstate 75 and Star Route 36.

         Texarkana, Arkansas

         The Texarkana travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 28 acres, located at Exit 7 of Interstate 30. On March 7, 1993, the Texarkana travel plaza sustained substantial damage due to a fire. The property was insured and the lessee of the travel plaza used the insurance proceeds to rebuild the travel plaza. During 1994, the Partnership made an additional investment of $595,000 in the Texarkana travel plaza to enlarge the property to conform to the new Flying J travel plaza prototype. The lessee of the travel plaza continued to make monthly base rental payments during the reconstruction of the travel plaza. The travel plaza reopened in March 1994.

         Resaca, Georgia

         The Resaca travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 39.65 acres, situated at the southeast corner of Resaca Road and Interstate 75.

         Walton, Kentucky

         The Walton travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 19.63 acres, situated at the southwest corner of Stephenson Mill Road and Kentucky Highway 14 and 16 just west of the Interstate 75 exit ramp with 1,200 feet of primary frontage.

         San Antonio, Texas

         The San Antonio travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 19.94 acres, located at the northwest corner of Foster Road and Interstate 10.

         Rock Springs, Wyoming

         The Rock Springs travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 9.57 acres, situated at the northwest corner of Elk Street and Stagecoach Drive at the Elk Street exit off Interstate 80.

         Troutdale, Oregon

         The Troutdale travel plaza was acquired as a new, full-service (with limited restaurant facilities) travel plaza, built on a parcel consisting of approximately 7.45 acres, located at the southwest corner of Northwest Frontage Road at Interstate 84 and Graham Road.

         Winnemucca, Nevada

         The Winnemucca travel plaza was acquired as a new, full-service (with limited restaurant facilities) travel plaza, built on a parcel consisting of approximately 8.29 acres, located on the northwest side of West Winnemucca Boulevard at the interchange of Interstate 80 and West Winnemucca Boulevard.

         Reference is made to the Annual Portfolio Valuation prepared by Cushman & Wakefield which is filed with this Report as an exhibit for the properties appraised value as of December 31, 1996.

         Independent of the Partnership, FFCA Investor Services Corporation 88-C has no interest in any real or personal property.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

                                     PART II

Item 5.  Market for Registrant's Units and Related Security Holders Matters.

         Market Information. During 1996, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         Holders. As of March 14, 1997, there were 6,910 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1996

                                              Per Unit
                                             Distribution                     Total
                                         ----------------------       ------------------------

       Date of             Number        Cash from                    Cash from
    Distribution          of Units       Operations     Capital       Operations       Capital
    ------------          --------       ----------     -------       ----------       -------
March 31                    82,834         $25.51             -       $2,113,095             -
June 30                     82,834          26.05             -        2,157,826             -
September 30                82,834          25.53             -        2,114,752             -
December 31                 82,834          25.05             -        2,074,992             -

                                      1995

                                              Per Unit
                                             Distribution                     Total
                                         ----------------------       ------------------------

       Date of             Number        Cash from                    Cash from
    Distribution          of Units       Operations     Capital       Operations       Capital
    ------------          --------       ----------     -------       ----------       -------
March 31                    82,834         $25.36             -       $2,100,670             -
June 30                     82,834          26.03             -        2,156,169             -
September 30                82,834          26.31             -        2,179,363             -
December 31                 82,834          25.36             -        2,100,670             -

         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Any variations in the amount of distributions from quarter to quarter are due to fluctuations in net cash provided by operating activities. Reference is made to Item 7 below for a discussion and analysis of such fluctuations. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $1,000 as of December 31, 1996.

         Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next. The Partnership expects to continue making cash distributions to the Holders pursuant to the provisions of the agreement of limited partnership which governs the Partnership. The General Partner knows of no material restrictions that would limit the Partnership's ability to pay distributions to the Holders in the future.

Item 6.  Selected Financial Data.

         The following selected financial data should be read in conjunction with the Financial Statements and the related Notes attached as an exhibit to this Report.

                             Year Ended December 31,
                             -----------------------

                               1996          1995          1994          1993          1992
                               ----          ----          ----          ----          ----

Revenues                     $ 9,857,290   $ 9,985,844   $ 9,895,376   $ 9,364,420   $ 9,214,523

Net Income                     5,831,607     6,002,622     5,926,437     5,558,318     5,151,121

Net Income Per Unit                69.70         71.74         70.83         66.43         61.56

Total Assets                  55,827,780    58,932,231    61,749,194    65,255,222    68,004,053

Distributions of Cash from
 Operations to Holders         8,460,157     8,537,458     8,258,384     7,940,289     7,464,669

Distributions of Cash from
 Operations Per Unit              102.14        103.07         99.70         95.86         90.12

Return of Capital to
 Holders                            --            --            --              --            --

Return of Capital Per Unit          --            --            --              --            --

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $82,834,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership invested the net offering proceeds of $72,562,584 in thirteen travel plazas. The rental payments from lessees of the properties are the Partnership's primary source of income.

         As of December 31, 1996, the Partnership had cash and marketable securities aggregating $3,790,885, of which $2,074,992 was paid out to the Holders in January 1997 as their fourth quarter distribution for fiscal year 1996, and the remainder of which will be held by the Partnership for reserves. The Partnership uses the rental revenues from its properties to meet its cash needs, and it is anticipated that such rental payments will be sufficient to meet all of the Partnership's expenses and provide cash for distributions to the Limited Partners.

         As of December 31, 1996, the balance sheet of the Partnership reflected as a liability $868,470 in deferred income. This amount represents cash received by the Partnership as rent enhancement fees. Each year approximately 10% of the original amount is recognized as income by the Partnership and the amount of deferred income is decreased by a corresponding amount.

         The General Partner knows of no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

         FFCA Investor Services Corporation 88-C has no capital resources and conducted no operations in 1996.

Results of Operations

         The Partnership purchased its properties beginning in 1988 until becoming fully invested in June 1991. The Partnership received or accrued 100% of the lease payments due it from its lessees in 1996, 1995 and 1994.

Fiscal Year Ended December 31, 1996 Compared to
  Fiscal Year Ended December 31, 1995

         The Partnership's total revenues for the fiscal year ended December 31, 1996 declined slightly to $9,857,290 from $9,985,844 for the fiscal year ended December 31, 1995. Revenues decreased between years as a result of a decrease in participating rentals amounting to $116,838, or 5%, which is attributable to decreased overall travel plaza sales. In June 1996, a credit card issuer to Flying J Travel Plaza customers terminated its relationship with the travel plazas. As a result, volumes and margins at many Flying J Travel Plaza locations decreased during the latter part of 1996. CFJ Properties expects the situation to stabilize and volumes to be restored by early 1997. Base rental revenue for 1996 includes the recognition of approximately $274,000 of income previously deferred.

         Total Partnership expenses for fiscal year 1996 were $4,025,683, representing a nominal increase from $3,983,222 in fiscal year 1995. The increase was the result of an increase in depreciation expense from $2,895,293 in 1995 to $2,988,226 in 1996, partially offset by a decrease of $12,411 in general partner and affiliate fees and a decrease of $38,061 in operating expenses.

         Net income for fiscal year 1996 amounted to $5,831,607 as compared to $6,002,622 for fiscal year 1995.

Fiscal Year Ended December 31, 1995 Compared to
  Fiscal Year Ended December 31, 1994

         The Partnership's total revenues for the fiscal year ended December 31, 1995 rose slightly to $9,985,844 from $9,895,376 for the fiscal year ended December 31, 1994. Revenues increased between years as a result of an increase in participating rentals amounting to $203,369, or 9%, which is attributable to increased sales from the Texarkana travel plaza of approximately $64,000 and overall travel plaza sales increases. As discussed above, the Texarkana travel plaza operated for a full year in 1995 compared to approximately ten months during 1994. This revenue increase was partially offset by a gain on insurance settlement of approximately $164,000 in 1994 whereas there were no gains reported in 1995. Base rental revenue for 1995 includes the recognition of approximately $274,000 of income previously deferred.

         Total Partnership expenses for fiscal year 1995 were $3,983,222, representing a nominal increase from $3,968,939 in fiscal year 1994. The increase was the result of an increase in depreciation expense from $2,853,374 in 1994 to $2,895,293 in 1995, related to the expansion of the Texarkana travel plaza and an increase in general partner and affiliate fees of $28,187 over the 1994 amount. These increases were partially offset by a decrease in operating expenses of $55,823 in 1995.

         Net income for fiscal year 1995 rose slightly to $6,002,622 as compared to $5,926,437 for fiscal year 1994.

Inflation

         Inflation may cause an increase in each travel plaza's gross revenues due to price increases. This may cause an increase in rental income because a portion of the lessees' lease payments are computed as a percentage of the lessees' gross revenues. Thus, as gross sales increase the lease payments will also increase. Inflation may also tend to increase the rate of capital appreciation of the Partnership's properties over a period of time as gross rental income from the properties continues to increase. Inflation may, however, have an adverse impact on the profitability of the lessees because of increases in operating expenses. Inflation has no impact on FFCA Investor Services Corporation 88-C's activities.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Co-Registrants required by Regulation S-X are attached to this Report. Reference is made to Item 14 below for an index to the financial statements and financial statement schedules.

Item 9.  Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers.

         The Partnership has no directors or executive officers. Franchise Finance Corporation of America II ("FFCA II"), as the Managing General Partner, has responsibility for all of the Partnership's operations. FFCA II was organized in Delaware in October of 1988 for the purpose of sponsoring limited partnerships such as the Partnership. The directors and executive officers of FFCA II and FFCA Investor Services Corporation 88-C, and the year they were elected or appointed to their respective offices, are as follows:

FFCA II

                                    Directors
                Name                                         Position Held Since
                ----                                         -------------------

Paul Bagley                                                         1988
Morton H. Fleischer, Chairman                                       1988
John R. Barravecchia                                                1993
Christopher H. Volk                                                 1993

                                    Officers

                                                                                      Associated
                                                                                         With
                                                                                        FFCA II
       Name                                        Positions Held                        Since
       ----                                        --------------                        -----
Morton H. Fleischer                  Chairman of the Board, President and Chief          1988
                                     Executive Officer
John R. Barravecchia                 Executive Vice President, Chief Financial           1989
                                     Officer, Treasurer and Assistant Secretary
Christopher H. Volk                  Executive Vice President, Chief Operating           1989
                                     Officer, Secretary and Assistant Treasurer
Dennis L. Ruben                      Executive Vice President, General Counsel and       1993
                                     Assistant Secretary
Stephen G. Schmitz                   Executive Vice President, Chief Investment          1995
                                     Officer and Assistant Secretary
Catherine F. Long                    Senior Vice President-Finance, Principal            1990
                                     Accounting Officer, Assistant Secretary and
                                     Assistant Treasurer

FFCA Investor Services Corporation 88-C

                                      Director

                                                    Associated with the
                                                        Corporation
          Name                                              Since
          ----                                       -----------------

Morton H. Fleischer                                         1987

                                      Officers

                                                                                    Associated with the
          Name                                  Positions Held                      Corporation Since
          ----                                  --------------                      -----------------
Morton H. Fleischer                      Chairman of the Board                               1987
John R. Barravecchia                     President, Secretary and                            1990
                                         Treasurer
Christopher H. Volk                      Vice President, Assistant                           1994
                                         Secretary and Assistant
                                         Treasurer

         All of the foregoing directors and officers have been elected to serve a one year term and until their successors are elected and qualified. There are no arrangements or understandings between or among any of the officers or directors and any other person pursuant to which any officer or director was selected as such. There are no family relationships among any directors and officers.

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Paul Bagley, age 54, has served as a director of FFCA II since 1988. Mr. Bagley is a founding partner of Stone Pine Capital LLC (1994), and is chairman of FCM Fiduciary Management Co. LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding.

         Morton H. Fleischer, age 60, has served as the Chairman of the Board of FFCA Investor Services Corporation 88-C since 1987 and has served as President, Chief Executive Officer and a Director of FFCA II since its formation in 1988. Mr. Fleischer was appointed Chairman of the Board of FFCA II in February of 1994 and currently serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA"). He served as President, Chief Executive Officer and a Director of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is also an individual general partner of the Partnership and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         John R. Barravecchia, age 41, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-C since 1990. He has served as Senior Vice President and Chief Financial Officer of FFCA II since 1989, was named Treasurer in December 1993 and was named Assistant Secretary in 1994. In 1995, Mr. Barravecchia was named Executive Vice President of FFCA II. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a Director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 40, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-C since 1994 and served as Vice President-Research of FFCA II from 1989 to 1993. Mr. Volk was named Senior Vice President-Underwriting and Research and Secretary of FFCA II in December 1993. In 1995, he was named Chief Operating Officer and Executive Vice President of FFCA II. He currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and has served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice PresidentAResearch in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a Director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L. Ruben, age 43, served as Senior Vice President and General counsel of FFCA II from December 1994 and was named Executive Vice President, General Counsel and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. In 1991, he joined FFCA I as attorney and counsel. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 42, served as Senior Vice President - Corporate Finance of FFCA II from January 1996 and was named Executive Vice President, Chief Investment Officer and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 40, was named Senior Vice President-Finance of FFCA in February 1997, was named Principal Accounting Officer in December 1993 and was named Assistant Secretary and Assistant Treasurer in 1994. She currently serves in the same capacities for FFCA. In June 1990, she joined FFCA I as Vice President-Finance. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP, where her last position was senior audit manager. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1996 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1995 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-C and the Managing General Partner, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1996.

Item 11. Executive Compensation.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the Managing General Partner, and the General Partners are entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (5) of the Notes to Financial Statements which are filed with this Report for a description of the fees and distributions paid in 1996.

         FFCA Investor Services Corporation 88-C serves as assignor and initial limited partner without compensation from the Partnership. It is not entitled to any share of the profits, losses or cash distributions of the Partnership. The director and officers of FFCA Investor Services Corporation 88-C serve without compensation from FFCA Investor Services Corporation 88-C or the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 14, 1997, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         None of the General Partners of the Partnership owned any Units as of March 14, 1997. The directors and officers of the Managing General Partner, individually and as a group, owned less than 1% of the Units as of March 14, 1997. The Managing General Partner is owned 51% by Morton H. Fleischer and 49% by Paul Bagley.

         FFCA Investor Services Corporation 88-C has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders. However, FFCA Investor Services Corporation 88-C has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders. FFCA Investor Services Corporation 88-C is a wholly-owned subsidiary of the Managing General Partner.

Item 13. Certain Relationships and Related Transactions.

         Since the beginning of the last fiscal year of both of the Co-Registrants, there have been no significant transactions or business relationships among the Co-Registrants, the General Partners or their affiliates or their management, other than as described in Items 10 and 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      The following documents are filed as part of this Report:

         1. Financial Statements. The following financial statements are filed as part of this Report:

                  The Partnership

                  Report of independent public accountants
                  Balance Sheets as of December 31, 1996 and 1995 Statements of Income for the years ended
                   December 31, 1996, 1995 and 1994
                  Statements of Changes In Partners' Capital for
                   the years ended December 31, 1996, 1995 and 1994
                  Statements of Cash Flows for the years ended
                   December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

                  FFCA Investor Services Corporation 88-C

                  Report of independent public  accountants
                  Balance Sheet as of December 31, 1996
                  Notes to Balance Sheet

         2.       Financial Statement Schedules.

                  Schedule III-Schedule of Real Estate and Accumulated
                    Depreciation as of December 31, 1996

                  All other schedules are omitted since they are not
                    required, are inapplicable, or the required information is included in the financial statements or notes thereto.


         3.       Exhibits.

                  99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1996

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as Exhibit 4 to the Co-Registrants' Form 10-K for the fiscal year ended 1989, Commssion File No. 0-18504, is incorporated herein by this reference.

                           Fifth Amended and Restated Certificate and Agreement of Limited Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on December 11, 1989.

                           Pursuant to Rule 12b-32 under the Securities Exchange
                  Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-16849, are incorporated herein by this reference.


                           Form of Depository Agreement.                    4(d)

                           The Certificate of  Incorporation  which         4(b)
                           governs    FFCA     Investor     Services
                           Corporation   88-C,  as  filed  with  the

                           Secretary  of State of Delaware on
                           August 11, 1987.

                           Bylaws   of   FFCA   Investor    Services        4(c)
                           Corporation 88-C.

                           Operating  Agreement,  dated November 14,       10(c)
                           1988, by and among  Participating  Income
                           Properties  II,  L.P.  Franchise  Finance
                           Corporation  of America II, Flying J Inc.
                           and Flying J Franchise Inc.

         (b)      Reports on Form 8-K.

                           The Co-Registrants did not file any reports on Form 8-K during the fourth quarter of fiscal year 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARTICIPATING INCOME PROPERTIES II, L.P.

                                        By     FRANCHISE   FINANCE   CORPORATION
                                               OF  AMERICA   II, Managing
                                               General Partner


Date:  March 19, 1997                          By /s/ Morton H. Fleischer
                                                  ------------------------------
                                                  Morton H. Fleischer, President
                                                  and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

         SIGNATURES OF REQUIRED OFFICERS AND DIRECTORS OF FRANCHISE FINANCE CORPORATION OF AMERICA II, MANAGING GENERAL PARTNER OF PARTICIPATING INCOME PROPERTIES II, L.P.



Date:  March 10, 1997                   By /s/ Paul Bagley
                                           -------------------------------------
                                           Paul Bagley, Director


Date:  March 19, 1997                   By /s/ Morton H. Fleischer
                                           -------------------------------------
                                           Morton H. Fleischer, President, Chief
                                           Executive Officer and Director


Date:  March 19, 1997                   By /s/ John R. Barravecchia
                                           -------------------------------------
                                           John R. Barravecchia, Executive  Vice
                                           President, Chief Financial   Officer,
                                           Treasurer, Assistant Secretary and
                                           Director

Date:  March 19, 1997                   By /s/ Christopher H. Volk
                                           -------------------------------------
                                           Christopher H. Volk, Executive Vice
                                           President, Chief Operating Officer,
                                           Secretary, Assistant Treasurer and
                                           Director

Date:  March 19, 1997                   By /s/ Catherine F. Long
                                           -------------------------------------
                                           Catherine F. Long, Senior Vice
                                           President-Finance, Principal
                                           Accounting Officer, Assistant
                                           Secretary and Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFCA INVESTOR SERVICES CORPORATION 88-C


Date:  March 19, 1997                   By /s/ Morton H. Fleischer
                                           -------------------------------------
                                           Morton H. Fleischer, Sole Director


Date:  March 19, 1997                   By /s/ John R. Barravecchia
                                           -------------------------------------
                                           John R. Barravecchia, President,
                                           Secretary, Treasurer, Principal
                                           Financial Officer and Principal
                                           Accounting Officer

Report of Independent Public Accountants



To Participating Income Properties II, L.P.:

         We have audited the accompanying balance sheets of PARTICIPATING INCOME PROPERTIES II, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Phoenix, Arizona,

     January 3, 1997.

              PARTICIPATING INCOME PROPERTIES II, L.P.
              ----------------------------------------

             BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
             -------------------------------------------

                                                                                       1996                  1995
                                                                                    -----------           -----------

                                                        ASSETS
                                                        ------
CASH AND CASH EQUIVALENTS                                                          $  3,790,885          $  3,818,927

RECEIVABLES FROM LESSEES                                                                173,000               181,433

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)                                        51,863,895            54,931,871
                                                                                    -----------           -----------

                     Total assets                                                   $55,827,780           $58,932,231
                                                                                    ===========           ===========


                                           LIABILITIES AND PARTNERS' CAPITAL
                                           ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                                            $ 2,075,158           $ 2,101,344

PAYABLE TO GENERAL PARTNERS                                                              18,239                  -

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                 72,787                62,696

DEFERRED INCOME (Note 2)                                                                868,470             1,261,059
                                                                                    -----------           -----------

                     Total liabilities                                                3,034,654             3,425,099
                                                                                    -----------           -----------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                                                 (190,647)             (163,507)
      Limited partners                                                               52,983,773            55,670,639
                                                                                    -----------           -----------

                     Total partners' capital                                         52,793,126            55,507,132
                                                                                    -----------           -----------

                     Total liabilities and partners' capital                        $55,827,780           $58,932,231
                                                                                    ===========           ===========

 The accompanying notes are an integral part of these balance sheets.

              PARTICIPATING INCOME PROPERTIES II, L.P.
              ----------------------------------------

                        STATEMENTS OF INCOME
                        --------------------

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
        ----------------------------------------------------

                                                                1996                   1995                    1994
                                                             ----------             ----------              ----------
REVENUES:
      Rental                                                 $7,463,620             $7,463,620              $7,433,870
      Participating rentals                                   2,237,456              2,354,294               2,150,925
      Interest and other                                        156,214                167,930                 146,792
      Gain on insurance settlement                                -                      -                     163,789
                                                             ----------             ----------              ----------

                                                              9,857,290              9,985,844               9,895,376
                                                             ----------             ----------              ----------

EXPENSES:
      General partner and affiliate fees  (Note 5)              849,864                862,275                 834,088
      Depreciation                                            2,988,226              2,895,293               2,853,374
      Operating                                                 187,593                225,654                 281,477
                                                             ----------             ----------              ----------

                                                              4,025,683              3,983,222               3,968,939
                                                             ----------             ----------              ----------

NET INCOME                                                   $5,831,607             $6,002,622              $5,926,437
                                                             ==========             ==========              ==========

NET INCOME ALLOCATED TO  (Note 1):
      General partners                                       $   58,316             $   60,026              $   59,264
      Limited partners                                        5,773,291              5,942,596               5,867,173
                                                             ----------             ----------              ----------

                                                             $5,831,607             $6,002,622              $5,926,437
                                                             ==========             ==========              ==========

NET INCOME PER LIMITED PARTNERSHIP
      UNIT (based on 82,834 units held by
      limited partners)                                          $69.70                 $71.74                  $70.83
                                                                 ======                 ======                  ======

  The accompanying notes are an integral part of these statements.

              PARTICIPATING INCOME PROPERTIES II, L.P.
              ----------------------------------------

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             ------------------------------------------

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
        ----------------------------------------------------

                                                                General              Limited
                                                               Partners              Partners                 Total
                                                              ---------            -----------             -----------
BALANCE,  December 31, 1993                                   $(113,142)           $60,656,712             $60,543,570

      Net income                                                 59,264              5,867,173               5,926,437

      Distributions to partners                                 (83,418)            (8,258,384)             (8,341,802)
                                                              ---------            -----------             -----------

BALANCE,  December 31, 1994                                    (137,296)            58,265,501              58,128,205

      Net income                                                 60,026              5,942,596               6,002,622

      Distributions to partners                                 (86,237)            (8,537,458)             (8,623,695)
                                                              ---------            -----------             -----------

BALANCE,  December 31, 1995                                    (163,507)            55,670,639              55,507,132

      Net income                                                 58,316              5,773,291               5,831,607

      Distributions to partners                                 (85,456)            (8,460,157)             (8,545,613)
                                                              ---------            -----------             -----------

BALANCE,  December 31, 1996                                   $(190,647)           $52,983,773             $52,793,126
                                                              =========            ===========             ===========

  The accompanying notes are an integral part of these statements.

              PARTICIPATING INCOME PROPERTIES II, L.P.
              ----------------------------------------

                      STATEMENTS OF CASH FLOWS
                      ------------------------

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
        ----------------------------------------------------

                                                                              1996            1995             1994
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 5,831,607      $ 6,002,622      $ 5,926,437
    Adjustments to net income:
       Depreciation                                                        2,988,226        2,895,293        2,853,374
       Gain on insurance settlement                                             -                -            (163,789)
       Change in assets and liabilities:
          Decrease (increase) in receivables from lessees                      8,433           (1,433)         (30,000)
          Increase in payable to general partners                             18,239             -                -
          Increase (decrease) in accounts payable
              and accrued liabilities                                         10,091          (70,444)          45,917
          Decrease in deferred income                                       (392,589)        (155,852)        (274,220)
          Decrease in rental deposits                                           -                -            (952,483)
                                                                         -----------      -----------      -----------

              Net cash provided by operating activities                    8,464,007        8,670,186        7,405,236
                                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                            79,750             -                -
    Additions to property                                                       -                -            (595,000)
                                                                         -----------      -----------      -----------

              Net cash provided by (used in) investing activities             79,750             -            (595,000)
                                                                         -----------      -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)                               (8,545,613)      (8,623,695)      (8,341,802)
    Increase (decrease) in distribution payable
       to limited partners                                                   (26,186)          30,406           90,123
                                                                         -----------      -----------      -----------

              Net cash used in financing activities                       (8,571,799)      (8,593,289)      (8,251,679)
                                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                     (28,042)          76,897       (1,441,443)

CASH AND CASH EQUIVALENTS, beginning of year                               3,818,927        3,742,030        5,183,473
                                                                         -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                   $ 3,790,885      $ 3,818,927      $ 3,742,030
                                                                         ===========      ===========      ===========

  The accompanying notes are an integral part of these statements.

              PARTICIPATING INCOME PROPERTIES II, L.P.
              ----------------------------------------

                    Notes to Financial Statements
                    -----------------------------

                     December 31, 1996 and 1995
                     --------------------------

1)  ORGANIZATION:
    -------------

         Participating Income Properties II, L.P. (the Partnership) was formed on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to certain franchisees of Flying J Franchise Inc. and to Flying J Inc. As of December 31, 1996, all thirteen travel plazas owned by the Partnership were leased to CFJ Properties
(CFJ), an affiliate of Flying J Inc. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. Franchise Finance Corporation of America II (FFCA
II), a Delaware corporation, is the managing general partner of the Partnership. The Partnership will expire December 31, 2047, or sooner, in accordance with the terms of the Partnership agreement.

         Investors acquired units of assigned limited partnership interest (the limited partnership units) in the Partnership from FFCA Investor Services Corporation 88-C (the Initial Limited Partner), a Delaware corporation wholly-owned by an affiliate of FFCA II. Holders of the units have all of the economic benefits and substantially the same rights and powers of limited partners; therefore, they are referred to herein as "limited partners."

         The Partnership agreement provides for allocation of profits and losses and cash distributions among its partners as follows:

         Profits and Losses: Allocated 99% to the limited partners and 1% to the general partners.

         Cash Distributions: All cash from operations, as defined, after payment of fees to the managing general partner is allocated 99% to the limited partners and 1% to the general partners. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. There have been no such distributions, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1996 is $1,000 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                                                      1996                1995                1994
                                                                   ----------          ----------          ----------
          Net income                                               $5,831,607          $6,002,622          $5,926,437
          Adjustments to reconcile net income to
              cash distributions declared:
              Depreciation                                          2,988,226           2,895,293           2,853,374
              Gain on insurance settlement                               -                   -               (163,789)
              Rental enhancement accretion                           (274,220)           (274,220)           (274,220)
                                                                   ----------          ----------          ----------

          Cash distributions declared from operations              $8,545,613          $8,623,695          $8,341,802
                                                                   ==========          ==========          ==========

2)  SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------

         Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes its estimates are reasonable, actual results could differ from those estimates.

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $3,496,028 and $3,427,905 at December 31, 1996 and 1995,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $175,139 and $175,103 at December 31, 1996 and 1995, respectively. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

         Leases - The Partnership leases its property under long-term net leases which are classified as operating leases. Rental revenue from operating leases is recognized as it is earned.

         Deferred Income - The Partnership required certain lessees to pay to the Partnership, at the inception of the lease, an amount equal to 4% of the property's cost (rental enhancements). This amount is deferred and accreted to revenue on a straight-line basis over ten years. The cash from rental enhancements and interest accrued thereon was used to supplement limited partners' cash distributions during 1992 and prior years.

         Depreciation - Depreciation on buildings is provided using the straight-line method based upon an estimated useful life of 24 years. Equipment is depreciated over an estimated useful life of eight years, assuming a 10% salvage value at the end of its useful life. The cost of properties includes miscellaneous acquisition and closing costs.

3)  PROPERTY SUBJECT TO OPERATING LEASES:
    -------------------------------------

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1996 and 1995:
                                                     1996              1995
                                                 -----------       -----------
         Land                                    $11,709,570       $11,709,570
         Buildings                                54,004,577        54,004,577
         Equipment                                 5,268,921         5,906,921
                                                  -----------       -----------
                                                  70,983,068        71,621,068
         Less - Accumulated depreciation          19,119,173        16,689,197
                                                  -----------       -----------

                                                  $51,863,895       $54,931,871
                                                  ===========       ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Partnership receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The term of the leases is eight years for equipment and 20 years for land and buildings. Generally, the lessee has the option to purchase equipment (at fair market value) at the end of the lease term and land and buildings (at the greater of fair market value or cost) at any time after the first ten years of the lease. The equipment leases are scheduled to expire in 1997, 1998 and 1999. During the year ended December 31, 1996, all thirteen travel plazas owned by the Partnership were leased to CFJ. The Partnership is the beneficiary of a letter of credit from CFJ in the amount of $952,483 to be used as security for CFJ's lease payments.

         Minimum  future  rentals   (excluding   participating   rentals)  under
noncancellable operating leases as of December 31, 1996, are as follows:

         Year Ending December 31,
         ------------------------
         1997                                               $ 7,189,000
         1998                                                 7,189,000
         1999                                                 7,189,000
         2000                                                 7,189,000
         2001                                                 7,189,000
         Thereafter                                          58,068,000
                                                            -----------

         Total minimum future rentals                       $94,013,000
                                                            ===========

4)  INCOME TAXES:
    -------------

         The Partnership is not directly subject to income taxes; rather, each partner is subject to income taxes on his distributable share of taxable income. The Partnership tax returns and the amount of distributable partnership profits or losses are subject to examination by Federal and state taxing authorities. If examinations by taxing authorities result in changes to distributable partnership profits or losses, the tax liabilities of the partners could be changed accordingly.

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1996, 1995 and 1994:

                                                                      1996                1995                1994
                                                                   ----------          ----------          ----------
       Net income for financial reporting purposes                 $5,831,607          $6,002,622          $5,926,437
       Differences for tax purposes in:
          Depreciation                                              1,382,631           1,092,026             983,539
          Adjustment to deferred rental revenue                      (274,220)           (274,220)           (274,220)
          Organization cost amortization                                 -                   -                (40,210)
          Deferred income                                            (118,368)            118,368                -
          Gain on sale                                                (35,758)               -                   -
          Gain on insurance settlement                                   -                   -               (163,789)
                                                                   ----------          ----------          ----------

       Taxable income to partners                                  $6,785,892          $6,938,796          $6,431,757
                                                                   ==========          ==========          ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1996, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $6,773,322. This difference results primarily from differences in depreciation methods and the treatment of deferred rental revenue for tax reporting and financial reporting purposes.

5)  TRANSACTIONS WITH RELATED PARTIES:
    ----------------------------------

         Under the terms of the Partnership agreement, FFCA II is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. Additionally, an affiliate of FFCA II is entitled to a fee for investment banking and asset management services (investment banking fee). During 1996, 1995 and 1994, fees paid to FFCA II and the affiliate were as follows:

                                                                       1996                1995                1994
                                                                     --------            --------            --------
         FFCA II - disbursable cash fee                              $845,593            $853,738            $825,830
         Affiliate - investment banking fee                             4,271               8,537               8,258
                                                                     --------            --------            --------

                                                                     $849,864            $862,275            $834,088
                                                                     ========            ========            ========

         FFCA II is entitled to a disbursable cash fee equal to 9% of all cash received by the Partnership less Partnership operating expenses, only to the extent the limited partners have received an annual return of 9% (calculated quarterly) on their Adjusted Capital Contribution, as defined. The investment banking fee payable to the affiliate is equal to .09% of disbursable cash as described in the Partnership agreement and is limited in total by the Partnership agreement. This limit was reached during 1996. FFCA II will also be entitled to a subordinated real estate disposition fee and an incentive share of sale proceeds, as defined in the Partnership agreement.

         An affiliate of FFCA II incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $28,364 in 1996, $27,414 in 1995 and $40,590 in 1994 for such expenses.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                            AS OF DECEMBER 31, 1996
                            -----------------------

                                      Initial Cost to Partnership and
                                     Gross Amount at December 13, 1996                 Accumulated Depreciation
                            ---------------------------------------------------  --------------------------------------
                                                                                                                            Date
Restaurant Location             Land        Buildings    Equipment      Total       Buildings    Equipment      Total      Acquired
-------------------         ------------  ------------  ----------  -----------  ------------  ----------  ------------  -----------
KINGMAN,      ARIZONA       $    843,681  $  3,731,319  $  384,000  $  4,959,000  $  1,140,125  $  316,800  $  1,456,925  Sept. 1989
TEXARKANA,    ARKANSAS            63,243     4,866,904     765,921     5,696,068       986,089     329,107     1,315,196  Jan.  1990
RESACA,       GEORGIA          1,145,422     4,555,578     600,000     6,301,000     1,328,710     472,535     1,801,245  Jan.  1990
JACKSON,      GEORGIA            284,661     5,523,339     492,000     6,300,000     1,649,331     396,675     2,046,006  Nov.  1989
WALTON,       KENTUCKY         1,216,623     4,529,377     454,000     6,200,000     1,273,887     344,756     1,618,643  April 1990
WINNEMUCCA,   NEVADA           1,489,004     3,098,996     287,000     4,875,000       720,947     180,272       901,219  June  1991
GRAHAM,       NORTH CAROLINA   1,153,847     5,566,153     410,000     7,130,000     1,758,750     349,781     2,108,531  June  1989
TROUTDALE,    OREGON             738,474     3,647,526     267,000     4,653,000       886,552     175,219     1,061,771  Mar.  1991
DILLON,       SOUTH CAROLINA   1,052,840     5,625,160     342,000     7,020,000     1,796,926     294,975     2,091,901  Feb.  1989
KNOXVILLE,    TENNESSEE        1,058,958     4,241,042     300,000     5,600,000     1,310,600     250,313     1,560,913  Aug.  1989
PECOS,        TEXAS              170,990     1,999,010        -        2,170,000       638,573        -          638,573  Nov.  1988
SAN ANTONIO,  TEXAS            1,566,238     3,612,762     600,000     5,779,000       991,001     444,375     1,435,376  June  1990
ROCK SPRINGS, WYOMING            925,589     3,007,411     367,000     4,300,000       814,505     268,369     1,082,874  July  1990
                            ------------  ------------  ----------  ------------  ------------  ----------  ------------

                     Total  $ 11,709,570  $ 54,004,577  $5,268,921  $ 70,983,068  $ 15,295,996  $3,823,177  $ 19,119,173
                            ============  ============  ==========  ============  ============  ==========  ============

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 24 and eight years, respectively. Substantially all of the buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:

                                                                                                          Accumulated
                                                                                       Cost               Depreciation
                                                                                   -----------            ------------
         Balance, December 31, 1993                                                $70,921,766            $11,000,017
                Building damaged in fire                                              (661,619)               (59,487)
                Building improvements due to
                   reconstruction                                                      595,000                   -
                Purchase of equipment                                                  765,921                   -
                Depreciation expense                                                     -                  2,853,374
                                                                                   -----------            -----------

         Balance, December 31, 1994                                                 71,621,068             13,793,904
                Depreciation expense                                                     -                  2,895,293
                                                                                   -----------            -----------

         Balance, December 31, 1995                                                 71,621,068             16,689,197
                Cost of equipment sold                                                (638,000)              (558,250)
                Depreciation expense                                                     -                  2,988,226
                                                                                   -----------            -----------

         Balance, December 31, 1996                                                $70,983,068            $19,119,173
                                                                                   ===========            ===========

Report of Independent Public Accountants



To FFCA Investor Services Corporation 88-C:

              We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 88-C (a Delaware corporation) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 88-C as of December 31, 1996, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

Phoenix, Arizona,
     January 3, 1997.

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------


                        BALANCE SHEET - DECEMBER 31, 1996
                        ---------------------------------


                                     ASSETS


Cash                                                                        $100
Investment in Participating Income Properties II, L.P.,
     at cost                                                                 100
                                                                             ---

                    Total Assets                                            $200
                                                                            ====


                                    LIABILITY

Payable to Parent (Note 2)                                                  $100
                                                                            ----


                              STOCKHOLDER'S EQUITY


Common Stock; $l par value; 100 shares authorized,
     issued and outstanding                                                  100
                                                                             ---

                    Liability and Stockholder's Equity                      $200
                                                                            ====

       The accompanying notes are an integral part of this balance sheet.

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------


                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l996
                                -----------------


(l) Operations:

           FFCA Investor Services Corporation 88-C (a Delaware corporation) (88-C) was organized on August 11, l987 to act as the assignor limited partner in Participating Income Properties II, L.P. (PIP-II).

           The assignor limited partner is the owner of record of the limited partnership units of PIP-II. All rights and powers of 88-C have been assigned to the holders, who are the registered and beneficial owners of the units. Other than to serve as assignor limited partner, 88-C has no other business purpose and will not engage in any other activity or incur any debt.

(2) Related Parties:

           Morton H. Fleischer is the sole stockholder of 88-C. Mr. Fleischer is also a general partner of PIP-II.

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-C



                                  Exhibit Index

                                                                                                       Sequentially
                                            Exhibit                                                   Numbered Page
                                            -------                                                   -------------

                  99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1996.

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following document, filed with the Securities and Exchange Commission as Exhibit 4 to the Co-Registrants' Form 10-K for the fiscal year ended 1989, Commission File No. 0-18504, is incorporated herein by this reference.

                           Fifth Amended and Restated Certificate of Limited Partnership which governs the Partnership, as filed with the Secretary of State of Delaware on December 11, 1989.

                  Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrants' Registration Statement on Form S-11, Registration No. 33-16849, are incorporated herein by this reference.

                                                                                Pre-Effective  Amendment
                                                                                     No. 3 Exhibit No.
                                                                                ------------------------

                           Form of Depository Agreement.                                    4(d)

                           The Certificate of  Incorporation  which                         4(b)
                           governs    FFCA     Investor     Services
                           Corporation   88-C,  as  filed  with  the
                           Secretary  of State of Delaware on August
                           11, 1987.

                           Bylaws   of   FFCA   Investor    Services
                           Corporation 88-C.                                                4(c)

                           Operating  Agreement,  dated  as of 10(c)
                           November   14,   1988,   by   and   among                       10(c)
                           Participating Income Properties II, L.P.,
                           Franchise Finance  Corporation of America
                           II,  Flying J Inc. and Flying J Franchise
                           Inc.