Form 10-Q
period 1997-03-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1997-04-30
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1997
                                   ---------------------------------------------

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                          to
                                   --------------------    ---------------------

                             Commission file number
                                     0-18504


                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-C
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                        86-0588505
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                        Identification Number)

          Delaware                                        86-0588507
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                        Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                      85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


Co-Registrants' telephone number including area code             (602) 585-4500
                                                            --------------------


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

                                    Yes  X   No
                                        ---     ---

PART 1 - FINANCIAL INFORMATION

     Item l.  Financial Statements.
     -------  ---------------------



                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                                   March 31,     December 31,
                                                                     1997           1996
                                                                 ------------    ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                                        $  3,865,853    $  3,790,885

RECEIVABLES FROM LESSEES                                              174,218         173,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                         11,709,570      11,709,570
      Buildings                                                    54,004,577      54,004,577
      Equipment                                                     4,926,921       5,268,921
                                                                 ------------    ------------
         Total                                                     70,641,068      70,983,068
      Less-Accumulated depreciation                                19,584,183      19,119,173
                                                                 ------------    ------------

                                                                   51,056,885      51,863,895
                                                                 ------------    ------------

                     Total assets                                $ 55,096,956    $ 55,827,780
                                                                 ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                         $  2,093,274    $  2,075,158

PAYABLE TO GENERAL PARTNERS                                            25,244          18,239

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               81,101          72,787

DEFERRED INCOME                                                       799,916         868,470
                                                                 ------------    ------------

                     Total liabilities                              2,999,535       3,034,654
                                                                 ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                               (197,605)       (190,647)
      Limited partners                                             52,295,026      52,983,773
                                                                 ------------    ------------

                     Total partners' capital                       52,097,421      52,793,126
                                                                 ------------    ------------

                     Total liabilities and partners' capital     $ 55,096,956    $ 55,827,780
                                                                 ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)



                                                            1997         1996
                                                         ----------   ----------
REVENUES:
      Rental                                             $1,865,905   $1,865,905
      Participating rentals                                 531,517      565,585
      Interest and other                                     55,697       38,793
      Gain on sale of equipment                               2,138         --
                                                         ----------   ----------

                                                          2,455,257    2,470,283
                                                         ----------   ----------

EXPENSES:
      General partner and affiliate fees                    209,102      213,394
      Depreciation                                          766,397      723,820
      Operating                                              61,212       54,159
                                                         ----------   ----------

                                                          1,036,711      991,373
                                                         ----------   ----------

NET INCOME                                               $1,418,546   $1,478,910
                                                         ==========   ==========


NET INCOME ALLOCATED TO:
      General partners                                   $   14,185   $   14,789
      Limited partners                                    1,404,361    1,464,121
                                                         ----------   ----------

                                                         $1,418,546   $1,478,910
                                                         ==========   ==========


NET INCOME PER LIMITED PARTNERSHIP UNIT
   (based on 82,834 units held by limited partners)      $    16.95   $    17.68
                                                         ==========   ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                                                             Limited Partners
                                          General       ---------------------------
                                          Partners          Number                        Total
                                           Amount         of Units        Amount          Amount
                                        ------------    ------------   ------------    ------------
BALANCE, December 31, 1996              $   (190,647)         82,834   $ 52,983,773    $ 52,793,126

      Net income                              14,185            --        1,404,361       1,418,546

      Distribution to partners               (21,143)           --       (2,093,108)     (2,114,251)
                                        ------------   ------------    ------------    ------------

BALANCE, March 31, 1997                 $   (197,605)         82,834   $ 52,295,026    $ 52,097,421
                                        ============    ============   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                    1997           1996
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 1,418,546    $ 1,478,910
    Adjustments to net income:
       Depreciation                                                  766,397        723,820
       Gain on sale of equipment                                      (2,138)          --
       Change in assets and liabilities:
          Increase in receivables from lessees                        (1,218)        (6,471)
          Increase in payable to general partner                       7,005           --
          Increase in accounts payable and accrued liabilities         8,314          1,732
          Decrease in deferred income                                (68,554)      (186,923)
                                                                 -----------    -----------

              Net cash provided by operating activities            2,128,352      2,011,068
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                    42,751           --
                                                                 -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared                                (2,114,251)    (2,134,175)
    Increase in distribution payable to limited partners              18,116         12,164
                                                                 -----------    -----------

              Net cash used in financing activities               (2,096,135)    (2,122,011)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                  74,968       (110,943)

CASH AND CASH EQUIVALENTS, beginning of period                     3,790,885      3,818,927
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 3,865,853    $ 3,707,984
                                                                 ===========    ===========

PART I.- FINANCIAL INFORMATION
------------------------------


Item 2.    Management's Discussion and Analysis of
-------    Financial Condition and Results of Operations
           ---------------------------------------------


      As of March 31, 1997, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991 and does not anticipate any further capital expenditures.

      The Registrant declared a cash distribution to the limited partners of $2,093,108 for the quarter ended March 31, 1997 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the same period of the prior year. Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $531,517 for the period which is lower than the comparable quarter in 1996 by $34,068 and is attributable to decreased overall travel plaza sales. In June 1996, a credit card issuer to Flying J Travel Plaza customers terminated its relationship with the travel plazas. As a result, volumes and margins at many Flying J Travel Plaza locations decreased. CFJ Properties, the lessee of all eleven of the Registrant's travel plazas, has advised the general partner of the Registrant that it expects sales will stabilize and be restored by mid-1997. Total expenses increased 4.6% between quarters primarily due to an increase in depreciation expense and an increase in operating expenses.

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


                         BALANCE SHEET - MARCH 31, 1997
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

                              PARTICIPATING INCOME PROPERTIES II, L.P.

                              By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner


Date:    April 4, 1997              By /s/ John R. Barravecchia
                                ------------------------------------------------
                                John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FFCA INVESTOR SERVICES CORPORATION 88-C



Date:    April 4, 1997              By /s/ John R. Barravecchia
                                ------------------------------------------------
                                John R. Barravecchia, President