Form 10-Q
period 1997-06-30
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1997-07-10
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997
                                        ----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                   ------------------      ---------------------

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


                              Yes  X     No
                                  ---       ---

PART 1 - FINANCIAL INFORMATION

    Item l.  Financial Statements.
    -------  ---------------------



                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)


                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                          $  3,882,738    $  3,790,885

RECEIVABLES FROM LESSEES                                200,218         173,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                           11,709,570      11,709,570
      Buildings                                      54,004,577      54,004,577
      Equipment                                       4,926,921       5,268,921
                                                   ------------    ------------
          Total                                      70,641,068      70,983,068
      Less-Accumulated depreciation                  20,340,324      19,119,173
                                                   ------------    ------------

                                                     50,300,744      51,863,895
                                                   ------------    ------------

          Total assets                             $ 54,383,700    $ 55,827,780
                                                   ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  2,174,717    $  2,075,158

PAYABLE TO GENERAL PARTNERS                                --            18,239

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 67,787          72,787

DEFERRED INCOME                                         731,361         868,470
                                                   ------------    ------------

          Total liabilities                           2,973,865       3,034,654
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                 (204,480)       (190,647)
      Limited partners                               51,614,315      52,983,773
                                                   ------------    ------------

          Total partners' capital                    51,409,835      52,793,126
                                                   ------------    ------------

          Total liabilities and partners' capital  $ 54,383,700    $ 55,827,780
                                                   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                          Three Months   Three Months    Six Months     Six Months
                                             Ended          Ended          Ended           Ended
                                            6/30/97        6/30/96        6/30/97        6/30/96
                                           ----------     ----------     ----------     ----------
REVENUES:
      Rental                               $1,865,905     $1,865,905     $3,731,810     $3,731,810
      Participating rentals                   618,708        606,613      1,150,225      1,172,198
      Interest and other                       43,061         38,987         98,758         77,780
      Gain on sale of equipment                  --             --            2,138           --
                                           ----------     ----------     ----------     ----------
                                            2,527,674      2,511,505      4,982,931      4,981,788
                                           ----------     ----------     ----------     ----------

EXPENSES:
      General partner and
         affiliate fees                       217,249        217,960        426,350        431,354
      Depreciation                            756,141        723,820      1,522,539      1,447,640
      Operating                                45,246         45,151        106,458         99,310
                                           ----------     ----------     ----------     ----------

                                            1,018,636        986,931      2,055,347      1,978,304
                                           ----------     ----------     ----------     ----------

NET INCOME                                 $1,509,038     $1,524,574     $2,927,584     $3,003,484
                                           ==========     ==========     ==========     ==========


NET INCOME ALLOCATED TO:
      General partners                     $   15,090     $   15,246     $   29,276     $   30,035
      Limited partners                      1,493,948      1,509,328      2,898,308      2,973,449
                                           ----------     ----------     ----------     ----------

                                           $1,509,038     $1,524,574     $2,927,584     $3,003,484
                                           ==========     ==========     ==========     ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   82,834 units held by limited partners)  $    18.04     $    18.22     $    34.99     $    35.90
                                           ==========     ==========     ==========     ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)


                                                             Limited Partners
                                       General         -----------------------------
                                       Partner            Number                             Total
                                        Amount           of Units          Amount            Amount
                                     ------------      ------------     ------------      ------------
BALANCE, December 31, 1996           $   (190,647)           82,834     $ 52,983,773      $ 52,793,126

      Net income                           29,276               --         2,898,308         2,927,584

      Distributions to partners           (43,109)              --        (4,267,766)       (4,310,875)
                                     ------------      ------------     ------------      ------------

BALANCE, June 30, 1997               $   (204,480)           82,834     $ 51,614,315      $ 51,409,835
                                     ============      ============     ============      ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                  1997             1996
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $ 2,927,584      $ 3,003,484
     Adjustments to net income:
        Depreciation                                            1,522,539        1,447,640
        Gain on sale of equipment                                  (2,138)            --
        Change in assets and liabilities:
           Increase in receivables from lessees                   (27,218)         (18,567)
           Decrease in payable to general partner                 (18,239)            --
           Increase (decrease) in accounts payable
               and accrued expenses                                (5,000)           1,375
           Decrease in deferred income                           (137,109)        (255,478)
                                                              -----------      -----------

               Net cash provided by operating activities        4,260,419        4,178,454
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment                                    42,750             --
                                                              -----------      -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                            (4,310,875)      (4,256,905)
     Increase in distribution payable to limited partners          99,559             --
                                                              -----------      -----------
              Net cash used in financing activities            (4,211,316)      (4,256,905)
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              91,853          (78,451)

CASH AND CASH EQUIVALENTS, beginning of period                  3,790,885        3,818,927
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 3,882,738      $ 3,740,476
                                                              ===========      ===========

PART I.- FINANCIAL INFORMATION
------------------------------


Item 2.    Management's Discussion and Analysis of
-------    Financial Condition and Results of Operations
           ---------------------------------------------


      As of June 30, 1997, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991.

      The Registrant declared a cash distribution to the limited partners of $2,174,658 for the quarter ended June 30, 1997 (the period), which combined with the first quarter distribution of $2,093,108 amounts to $4,267,766 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the same period of the prior year. Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $618,708, for the period as compared to $606,613 in the same period in 1996. The $12,095 increase in participating rentals was due to increased travel plaza sales. Total expenses increased 3.2% as compared to the same period in 1996, due to an increase in depreciation expense.

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


                          BALANCE SHEET - JUNE 30, 1997
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

                                   PARTICIPATING INCOME PROPERTIES II, L.P.

                                   By FRANCHISE FINANCE CORPORATION
                                   OF AMERICA II
                                   Corporate General Partner



      DATE: July 10, 1997               By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA INVESTOR SERVICES CORPORATION 88-C




      DATE: July 10, 1997               By /s/ John R. Barravecchia
                                   ---------------------------------------------
                                   John R. Barravecchia, President