Form 10-Q
period 1997-09-30
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1997-11-05
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                               -------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-18504
                         Commission file number 0-18512

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-C
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

          Delaware                                           86-0588505
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

          Delaware                                           86-0588507
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                     85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)

Co-Registrants' telephone number including area code       (602) 585-4500
                                                     ---------------------------

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

                                   Yes   X    No
                                       -----     -----

PART 1 - FINANCIAL INFORMATION

     Item l.  Financial Statements.
     -------  ---------------------


                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                           September 30,    December 31,
                                                                1997           1996
                                                           -------------    ------------

                                         ASSETS
                                         ------

CASH AND CASH EQUIVALENTS                                   $  4,016,352    $  3,790,885

RECEIVABLES FROM LESSEES                                         202,172         173,000

PROPERTY SUBJECT TO OPERATING LEASES, at cost
      Land                                                    11,709,570      11,709,570
      Buildings                                               54,004,577      54,004,577
      Equipment                                                3,832,921       5,268,921
                                                            ------------    ------------
              Total                                           69,547,068      70,983,068
      Less-Accumulated depreciation                           20,094,953      19,119,173
                                                            ------------    ------------

                                                              49,452,115      51,863,895
                                                            ------------    ------------

              Total assets                                  $ 53,670,639    $ 55,827,780
                                                            ============    ============


                            LIABILITIES AND PARTNERS' CAPITAL
                            ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                    $  2,166,724    $  2,075,158

PAYABLE TO GENERAL PARTNERS                                         --            18,239

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                          74,599          72,787

DEFERRED INCOME                                                  662,805         868,470
                                                            ------------    ------------

              Total liabilities                                2,904,128       3,034,654
                                                            ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                          (210,914)       (190,647)
      Limited partners                                        50,977,425      52,983,773
                                                            ------------    ------------

              Total partners' capital                         50,766,511      52,793,126
                                                            ------------    ------------

              Total liabilities and partners' capital       $ 53,670,639    $ 55,827,780
                                                            ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                              Three Months    Three Months    Nine Months     Nine Months
                                                  Ended           Ended           Ended           Ended
                                                 9/30/97         9/30/96         9/30/97         9/30/96
                                              ------------    ------------    -----------     -----------
REVENUES:
      Rental                                   $1,865,905      $1,865,905      $5,597,715      $5,597,715
      Participating rentals                       610,885         553,874       1,761,110       1,726,072
      Interest and other                           43,892          39,023         142,650         116,803
      Gain on sale of equipment                    27,350            --            29,488            --
                                               ----------      ----------      ----------      ----------

                                                2,548,032       2,458,802       7,530,963       7,440,590
                                               ----------      ----------      ----------      ----------

EXPENSES:
      General partner and
         affiliate fees                           216,424         211,229         642,774         642,583
      Depreciation                                739,229         745,063       2,261,768       2,192,703
      Operating                                    47,421          43,254         153,879         142,564
                                               ----------      ----------      ----------      ----------

                                                1,003,074         999,546       3,058,421       2,977,850
                                               ----------      ----------      ----------      ----------

NET INCOME                                     $1,544,958      $1,459,256      $4,472,542      $4,462,740
                                               ==========      ==========      ==========      ==========


NET INCOME ALLOCATED TO:
      General partners                         $   15,450      $   14,593      $   44,725      $   44,627
      Limited partners                          1,529,508       1,444,663       4,427,817       4,418,113
                                               ----------      ----------      ----------      ----------

                                               $1,544,958      $1,459,256      $4,472,542      $4,462,740
                                               ==========      ==========      ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   82,834 units held by limited partners)      $    18.46      $    17.44      $    53.45      $    53.34
                                               ==========      ==========      ==========      ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                                                Limited Partners
                                       General          ------------------------------
                                       Partners            Number                               Total
                                        Amount            of Units           Amount             Amount
                                     ------------       ------------      ------------       ------------

BALANCE, December 31, 1996           $   (190,647)            82,834      $ 52,983,773       $ 52,793,126

      Net income                           44,725               --           4,427,817          4,472,542

      Distributions to partners           (64,992)              --          (6,434,165)        (6,499,157)
                                     ------------       ------------      ------------       ------------

BALANCE, September 30, 1997          $   (210,914)            82,834      $ 50,977,425       $ 50,766,511
                                     ============       ============      ============       ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                  1997              1996
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $ 4,472,542       $ 4,462,740
     Adjustments to net income:
        Depreciation                                            2,261,768         2,192,703
        Gain on sale of equipment                                 (29,488)             --
        Change in assets and liabilities:
           Increase in receivables from lessees                   (29,172)           (5,567)
           Decrease in payable to general partners                (18,239)             --
           Increase in accounts payable and
               accrued liabilities                                  1,812             1,540
           Decrease in deferred income                           (205,665)         (324,033)
                                                              -----------       -----------

               Net cash provided by operating activities        6,453,558         6,327,383
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                              179,500              --
                                                              -----------       -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                                 (6,407,591)       (6,436,089)
                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                             225,467          (108,706)

CASH AND CASH EQUIVALENTS, beginning of period                  3,790,885         3,818,927
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 4,016,352       $ 3,710,221
                                                              ===========       ===========

PART I.- FINANCIAL INFORMATION
------------------------------

Item 2.    Management's Discussion and Analysis of
-------    Financial Condition and Results of Operations
           ---------------------------------------------

      As of September 30, 1997, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991.

      The Registrant declared a cash distribution to the limited partners of $2,166,399 for the quarter ended September 30, 1997 (the period), which combined with the first and second quarterly distributions of $4,267,766 amounts to $6,434,165 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the comparable period of the prior year (year-to-date base rental revenues are similarly unchanged). Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $610,885 for the period representing an increase over participating rentals of $553,874 for the comparable period in 1996. On June 1, 1996, CFJ Properties (the Registrant's only lessee) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1997. Participating rentals for the corresponding year-to-date periods were similarly affected, although to a lesser extent. During the quarter, the Registrant sold three equipment packages for an aggregate gain of $27,350.

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


                       BALANCE SHEET - SEPTEMBER 30, 1997
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

                            PARTICIPATING INCOME PROPERTIES II, L.P.

                            By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner



Date: October 22, 1997             By /s/ John Barravecchia
                                ------------------------------------------------
                                John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FFCA INVESTOR SERVICES CORPORATION 88-C




Date: October 22, 1997             By /s/ John Barravecchia
                                ------------------------------------------------
                                John Barravecchia, President