Form 10-K405
period 1997-12-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1998-03-31
CIK 820806, 820807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

Commission File Number 0-18504
Commission File Number 0-18512

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-C
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

     Delaware                                                  86-0588505
     --------                                                  ----------
(Partnership State of                                    (Partnership I.R.S.
Organization)                                            Employer Identification
                                                         No.)

     Delaware                                                  86-0588507
     --------                                                  ----------
(Corporation State of                                     (Corporation I.R.S.
Incorporation)                                           Employer Identification
                                                         No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                              85255
---------------------------                                      -----
(Address of Principal Executive Offices)                       (Zip Code)

Co-Registrants' telephone number, including area code:        (602) 585-4500

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units, $71,956,541, were fully invested by the Partnership in thirteen travel plazas located in eleven states. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. One of the properties was acquired in 1988, five were acquired during 1989, five were acquired during 1990, and two were acquired during 1991. As of December 31, 1997, all thirteen travel plazas which are owned by the Partnership were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"). The Partnership is not affiliated with CFJ Properties, Flying J Inc. or Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas.

         The Partnership's principal objectives are to (a) preserve, protect and enhance

Partnership capital; (b) provide partially tax-sheltered cash distributions to investors; (c) provide the potential for increased income and protection against inflation through participation in the gross revenues of Flying J Travel Plaza facilities; and (d) to obtain long-term appreciation in the value of its properties through real estate ownership.

         Real estate owned by the Partnership is generally leased for a term of 20 years. Equipment is generally leased for a term of eight years. Equipment leases are scheduled to expire at various dates through 1999. Lessees must generally pay the Partnership annual rental payments (in monthly installments) equal to 10% of the Partnership's total investment in properties. As additional rent under the terms of the lease, the Partnership is entitled to receive a portion of the operating revenues of the lessees equal to (a) 3.5% of annual gross receipts derived from the travel plaza facility, excluding fuel sales; (b) 3/10 of $.01 per gallon of fuel sold; and (c) 3.5% of all amounts received by the lessee for any lease year pursuant to any sublease by the lessee of any part of its leased premises. Reference is made to Note (3) of the Notes to Financial Statements filed with this Report for a schedule of the minimum future lease payments to be received by the Company on its properties.

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

         The Partnership is also dependent upon CFJ Properties, its sole lessee, since an adverse change in its financial condition could materially affect its ability to make lease payments. During 1997, CFJ Properties contributed 100% of the Company's total rental and participating rental revenue for the year.

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 72 interstate travel plaza properties as of January 31, 1997. The Partnership owns thirteen of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligation under those leases.

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

         For the fiscal year ended January 31, 1997, CFJ Properties reported net income of $1.8 million on revenues of $1.2 billion. Revenues rose 25% from $937.4 million in the prior year. The higher revenues resulted from the opening of six new units and increases in fuel prices. Net income decreased from $17.2 million in the prior year due to higher interest expense and lower gross profit margins.

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

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which generally expire at various dates over the next 10 to 16 years. Payments under these leases were $17.3 million in 1997 and $17.6 million in 1996, including percentage lease payments. Future minimum annual rent obligations under non-cancelable leases, as projected through 2002, remain comparable to 1997 expense amounts.

         The thirteen travel plaza properties leased by CFJ Properties from the Partnership generated a combined fuel and non-fuel gross profit (including other income) of approximately $31.9 million during the fiscal year ended January 31, 1997 as compared to $37.2 million in fiscal year 1996. This decrease was due to lower volumes of fuel sales and lower fuel gross profits during fiscal year 1997 as compared to fiscal year 1996. Total travel plaza unit-level loss for these thirteen properties (before depreciation and allocated corporate overhead) totaled approximately $1.6 million in 1997 with four of the thirteen properties reporting positive unit-level income. The remaining nine properties reported losses primarily due to lower total gross profits. The combined result of the travel plaza unit-level net loss before depreciation and allocated corporate overhead was down from $3.1 million in the prior year due largely to CFJ's curtailment of its relationship with Comdata on June 1, 1996. Comdata, a large third party billing company for the trucking industry, requested changes to its contract which were unacceptable to CFJ's management due to the significant long-term ramifications of Comdata's proposed change on CFJ's future business. For CFJ Properties' fiscal year ended January 31, 1997, the average unit-level base and participating rents approximated 13.8% of the original cost of these properties. None of the thirteen travel plaza properties operated by CFJ Properties represent over 10% of the Partnership's total assets in fiscal year 1997.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the
Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"), sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sales price of approximately $80 million would have resulted in an estimated book gain of $31 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership Agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $970 to $990 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

         The travel plaza/truck stop industry, although highly fragmented, is also highly competitive. The Partnership's lessees are competing with, among others, National Auto/Truckstops, Petro and Pilot Corporation, as well as other national, regional and local truckstop operators, some of which may have substantially greater financial resources than the lessees. The Partnership's lessees also compete with other entities which provide hospitality goods and services to the trucking industry and traveling public in general. The major competitive factors include, among others, location, ease of access, brand identification, pricing, product and service selections, customer service, store appearance, cleanliness and safety. The Flying J Travel Plaza facilities owned by the Partnership offer a full-service operation, generally including fuel facilities, a restaurant, a convenience store and other amenities for use by the trucking industry and traveling public in general. Flying J Inc. reports that the Flying J Travel Plaza network consists of more than 100 facilities across the U.S. interstate highway system. The travel plaza sites have been selected based on traffic patterns and volumes, and access to interstate highways, among other criteria.

         According to the American Trucking Association, the trucking industry generated more than $345 billion in gross freight revenues, representing 82% of the nation's freight bill in

1996. This was up 4% from the prior year. Over 21 million trucks registered in the United States for business purposes consumed approximately 41 billion gallons of fuel and transported over 60% of all primary shipments made in 1996.

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

         Federal, state and local regulatory agencies have adopted regulations governing underground storage tanks ("USTs") that require the Partnership's lessees to make certain expenditures for compliance. In particular, at the federal level, the Resource Conservation and Recovery Act requires the Environmental Protection Agency ("EPA") to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking USTs. Regulations enacted by the EPA in 1988 established requirements for (a) installing UST systems; (b) upgrading UST systems; (c) taking corrective action in response to releases; (d) closing UST systems; (e) keeping appropriate records; and (f) maintaining evidence of financial responsibility for taking corrective action and compensating third parties for bodily injury and property damage resulting from releases. These regulations permit states to develop, administer and enforce their own regulatory programs, incorporating requirements which are at least as stringent as the federal standards. By the end of 1998, all USTs must be corrosion protected, overfill/spill protected and have leak detection. These environmental laws impose strict liability for owners and operators of faulty and leaking storage tanks resulting in damage to the environment or third parties.

         The General Partner has taken various steps to (a) ensure that the lessees comply with applicable rules and regulations; (b) mitigate any potential liabilities, including the establishment of storage tank monitoring procedures; and (c) require that lessees indemnify the Partnership for all such liabilities and obtain liability insurance, if reasonably available. The General Partner requires each lessee to obtain an annual environmental audit, performed by an environmental consulting and engineering firm, which includes the following procedures, among others: month-end cumulative inventory variance analysis; tank tightness tests; automatic tank gauging and leak detection system operation and calibration tests; UST excavation zone groundwater and/or soil vapor monitoring well analysis; piping system tightness tests; piping excavation zone ground water and/or soil vapor monitoring well analysis; pipe leak detector inspection and calibration tests; corrosion protection system tests; on-site sanitary sewer treatment plant effluent analysis; and oil/water separator inspections. The consulting and engineering firm hired by the General Partner to conduct such audits also reviews on-site environmental correspondence; visually inspects the UST system, tank and piping excavation zone monitoring wells, areas adjacent to all petroleum above-ground tanks, the stormwater and wastewater control systems, and the travel plaza facility; and discusses employee training procedures, recent significant environmental events (if any), repair and maintenance activities, and regulator compliance with travel plaza personnel.

         The most recent annual environmental audits of the travel plazas indicate that some remediation is necessary at one or more of the travel plazas. Under each travel plaza lease, the lessee is responsible for all costs associated with correcting problems identified by such audits and is obligated to indemnify the Partnership for all liabilities related to the operation of the travel plazas, including those related to remediation. The lessees are in the process of reviewing such environmental audits and have commenced appropriate corrective actions. The General Partner does not believe that the corrective actions recommended in the audits will affect the lessees' ability to make their scheduled lease payments to the Partnership or have a material adverse effect upon the Partnership.

         The Partnership believes that its lessees are in compliance with all applicable regulatory requirements, except as discussed above, and that its lessees have all governmental licenses and permits required for their business operations. Management knows of no pending or threatened proceedings or investigations, under federal or state environmental laws; however, management cannot predict the impact on the Partnership's lessees of new governmental regulations and requirements. Although the General Partner has taken necessary steps, as discussed above, to ensure lessee compliance with environmental regulations, there can be no assurance that significant cleanup or compliance costs may not be incurred which may affect the lessees' ability to make their scheduled lease payments to the Partnership.

         As of December 31, 1997, the Partnership has invested in real estate located in eleven states in the western, central and southeastern portions of the United States, and no real estate investments are located outside of the United States. A presentation of revenues or assets by geographic region is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will be able to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant. The affiliate is in the process of assessing the key suppliers that it relies upon in addition to any other systems that are sensitive to dates (such as the telephone and power systems, elevators, security systems, and so on), and has developed a plan for any such systems that are found to be noncompliant.

         A five-phase process was adopted by the affiliate to address the issues associated with the year 2000 including: (1) an inventory and assessment of the systems and electronic devices that may be at risk; (2) the identification of potential solutions; (3) the implementation of upgrades or replacements to affected systems or devices; (4) the verification of compliance and testing of the revised systems; and (5) the training of users on the new systems. To date, the inventory and assessment phase of all critical computer hardware has been completed, as have the operating system and database software, and statements of "Year 2000" compliance have been received from the related vendors. The verification of "Year 2000" compliance through testing of these systems and training of users is nearly complete.

         As discussed previously, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. Under these circumstances, the "Year 2000" issue is not anticipated to have any affect on the Partnership.

Factors Affecting Future Operating Results

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         The  Partnership   wishes  to  take  advantage  of  the  "safe  harbor"
provisions of the Act and is therefore including this section. The statements contained herein, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," or "plans," or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

         The Partnership's future results may be subject to certain risks and uncertainties including the following:

         o On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership Agreement, sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         o Adverse changes in general or local economic or market conditions may decrease demand for products and services sold at the Partnership's travel plazas.

         o Competition in the travel plaza industry (see discussion in "Business" above), as well as competition with established entities and private investors in connection with the acquisition, sale and leasing of similar properties may decrease sales at the Partnership's travel plazas and decrease profit margins.

         o Material or substantial restrictions on travel plaza facilities imposed by federal, state and local laws and regulations may result in increased operating expenses and capital expenditures for the operators of the Partnership's travel plazas.

         o The Partnership is dependent upon the financial condition of CFJ Properties and its ability to properly operate the travel plaza facilities. If CFJ Properties fails to operate the travel plaza facilities properly, the Partnership's revenue stream may be adversely affected.

         o The Partnership is dependent upon petroleum products and factors affecting the petroleum industry, including the following: governmental policies and programs regarding oil exploration, production and marketing; federal, state and local environmental laws, rules and regulations regarding the ownership, operation and maintenance of oil production facilities, refineries and petroleum product storage and marketing facilities; unrest in the Middle East; worldwide and domestic economic conditions; oil import quotas; trade embargoes; the imposition of gasoline or other energy taxes; the supply and price of oil; and effects of all of the foregoing on the transportation and travel industries, which could result in smaller profit margins and volumes of sales of petroleum products as well as smaller base rental income revenues from lessees of the properties. This dependency may decrease the availability, and increase the price of, products and services sold at the Partnership's travel plazas which may adversely affect its revenue stream.

         o Condemnation or uninsured losses may adversely affect the ability of the travel plazas to profitably operate.

         o Changing demographics and changing transport, traffic and travel patterns may result in a decrease in sales at the Partnership's travel plazas.

         o Relocation and construction of highways may substantially decrease consumer demand and adversely affect the operations of the Partnership's travel plaza.

         o Increased costs of food products would decrease profit margins on food products.

         o        Failure  of  lessees  to  remediate   environmental   problems
                  identified in recent environmental audits may affect the marketability of the travel plazas to third parties.

Item 2.  Properties.

         As of December 31, 1997, the Partnership had acquired thirteen travel plaza properties located in 11 states. The properties were acquired by the Partnership during 1988, 1989, 1990 and 1991 with the net proceeds received by the Partnership from the public offering of the Units.

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

         Reference is made to the Annual Portfolio Valuation prepared by Cushman & Wakefield which is filed with this Report as an exhibit for the properties' appraised value as of December 31, 1997.

         Independent of the Partnership, FFCA Investor Services Corporation 88-C has no interest in any real or personal property.

Item 3.  Legal Proceedings.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1997.

                                     PART II

Item 5.  Market for Registrant's Units and Related Security Holders Matters.

         Market Information. During 1997, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

         Holders. As of March 2, 1998, there were 6,527 record holders of the Units.

         Distributions. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:

                                      1997

                                        Per Unit
                                      Distribution                 Total
                                   -------------------    ----------------------
     Date of           Number      Cash From              Cash From
   Distribution       of Units     Operations  Capital    Operations     Capital
   ------------       --------     ----------  -------    ----------     -------

March 31                82,834     $   25.27     --       $2,093,215        --
June 30                 82,834         26.25     --        2,174,393        --
September 30            82,834         26.15     --        2,166,109        --
December 31             82,834         25.74     --        2,132,147        --

                                      1996

                                        Per Unit
                                      Distribution                 Total
                                   -------------------    ----------------------
     Date of           Number      Cash From              Cash From
   Distribution       of Units     Operations  Capital    Operations     Capital
   ------------       --------     ----------  -------    ----------     -------

March 31                82,834     $   25.51     --       $2,113,095        --
June 30                 82,834         26.05     --        2,157,826        --
September 30            82,834         25.53     --        2,114,752        --
December 31             82,834         25.05     --        2,074,992        --

         Cash from operations, defined as disbursable cash in the agreement of limited partnership which governs the Partnership, is distributed to the Holders. Any variations in the amount of distributions from quarter to quarter are due to fluctuations in net cash provided by operating activities. Reference is made to Item 7 below for a discussion and analysis of such fluctuations. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership which governs the Partnership, was $1,000 as of December 31, 1997.

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

                                                     Year Ended December 31,
                                                     -----------------------
                                1997          1996          1995          1994          1993
                                ----          ----          ----          ----          ----
Revenues                     $10,034,660   $ 9,857,290   $ 9,985,844   $ 9,895,376   $ 9,364,420
Net Income                     5,974,380     5,831,607     6,002,622     5,926,437     5,558,318
Net Income Per Unit                71.40         69.70         71.74         70.83         66.43
Total Assets                  52,913,688    55,827,780    58,932,231    61,749,194    65,255,222
Distributions of Cash from
 Operations to Holders         8,565,908     8,460,157     8,537,458     8,258,384     7,940,289
Distributions of Cash from
 Operations Per Unit              103.41        102.14        103.07         99.70         95.86
Return of Capital to                --            --            --            --            --
 Holders
Return of Capital Per Unit          --            --            --            --            --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership received $82,834,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership invested the net offering proceeds of $71,956,541 in thirteen travel plazas. The rental payments from lessees of the properties are the Partnership's primary source of income.

         As of December 31, 1997, the Partnership had cash and marketable securities aggregating $3,984,265, of which $2,132,147 was paid out to the Holders in January 1998 as their fourth quarter distribution for fiscal year 1997, and the remainder of which will be held by the Partnership for reserves. The Partnership uses the rental revenues from its properties to meet its cash needs, and it is anticipated that such rental payments will be sufficient to meet all of the Partnership's expenses and provide cash for distributions to the Limited Partners.

         As of December 31, 1997, the balance sheet of the Partnership reflected as a liability $594,251 in deferred income. This amount represents cash received by the Partnership as rent enhancement fees. Each year approximately 10% of the original amount is recognized as income by the Partnership and the amount of deferred income is decreased by a corresponding amount.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sales price of approximately $80 million would have resulted in an estimated book gain of $31 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $970 to $990 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

         The Partnership pays an affiliate of the General Partner for the maintenance of the books and records of the Partnership and for computer, investor and legal services performed for the Partnership. During 1997, this affiliate of the General Partner completed the design of a new accounting information system that was begun in 1996 and was implemented on January 1, 1998. The new system is "Year 2000" compliant which means that the system will know how to handle any dates that refer to the 21st century. By the end of 1998, all of the affiliate's significant information systems that would impact the Partnership will be "Year 2000" compliant.

         As discussed previously, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. Under these circumstances, the "Year 2000" issue is not anticipated to have any affect on the Partnership.

         FFCA Investor Services Corporation 88-C has no capital resources and conducted no operations in 1997.

Results of Operations

         The Partnership purchased its properties beginning in 1988 until becoming fully invested in June 1991. The Partnership received or accrued 100% of the lease payments due it from its lessees in 1997, 1996 and 1995.

Fiscal Year Ended December 31, 1997 Compared to
   Fiscal Year Ended December 31, 1996

         The Partnership's total revenues for the year ended December 31, 1997 increased to $10,034,660 from $9,857,290 for the year ended December 31, 1996. The overall increase in revenues is due to an increase in participating rentals. Participating rental revenues increased to $2,352,826 in 1997 from $2,237,456 in 1996 due to higher travel plaza sales volumes. On June 1, 1996, CFJ Properties (the Partnership's only lessee) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to lower participating rental revenues in 1996 as compared to 1997. During 1997, the Partnership sold four equipment packages for an aggregate gain of $29,488, with the remaining equipment leases scheduled to expire at various dates through 1999. Base rental revenue for 1997 includes the recognition of approximately $274,000 of income previously deferred.

         Total Partnership expenses in 1997 were $4,060,280, representing an increase from $4,025,683 in 1996. The increase, resulting from an increase in operating expenses of $35,192, primarily related to higher legal fees in 1997. Net income for 1997 amounted to $5,974,380 as compared to $5,831,607 for 1996.

Fiscal Year Ended December 31, 1996 Compared to
   Fiscal Year Ended December 31, 1995

         The Partnership's total revenues for the year ended December 31, 1996 declined slightly to $9,857,290 from $9,985,844 for the year ended December 31, 1995. Revenues decreased between years as a result of a decrease in participating rentals amounting to $116,838, or 5%, which is attributable to decreased overall travel plaza sales related to the curtailment in June 1996 by CFJ Properties of its relationship with a third party billing company. Base rental revenue for 1996 includes the recognition of approximately $274,000 of income previously deferred.

         Total Partnership expenses in 1996 were $4,025,683, representing a nominal increase from $3,983,222 in 1995. The increase was the result of an increase in depreciation expense from $2,895,293 in 1995 to $2,988,226 in 1996, partially offset by a decrease of $12,411 in general partner and affiliate fees and a decrease of $38,061 in operating expenses. Net income for 1996 amounted to $5,831,607 as compared to $6,002,622 for 1995.

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


                                    Officers

                                                                                                   Associated
                                                                                                      With
                                                                                                    FFCA II
               Name                                       Positions Held                              Since
               ----                                       --------------                              -----
Morton H. Fleischer                  Chairman of the Board, President and Chief Executive             1988
                                     Officer
John R. Barravecchia                 Executive Vice President, Chief Financial Officer,               1989
                                     Treasurer and Assistant Secretary
Christopher H. Volk                  Executive Vice President, Chief Operating Officer,               1989
                                     Secretary and Assistant Treasurer
Dennis L. Ruben                      Executive Vice President, General Counsel and Assistant          1993
                                     Secretary
Stephen G. Schmitz                   Executive Vice President, Chief Investment Officer and           1995
                                     Assistant Secretary
Catherine F. Long                    Senior Vice President-Finance, Principal Accounting              1990
                                     Officer, Assistant Secretary and Assistant Treasurer

FFCA Investor Services Corporation 88-C

                                    Director

                                          Associated with the
                                              Corporation
                 Name                            Since
                 ----                            -----

Morton H. Fleischer                              1987

                                    Officers

                                                                                       Associated with the
                 Name                               Positions Held                      Corporation Since
                 ----                               --------------                      -----------------
Morton H. Fleischer                      Chairman of the Board                               1987
John R. Barravecchia                     President, Secretary and Treasurer                  1990
Christopher H. Volk                      Vice President, Assistant Secretary                 1994
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

Business Experience

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         Paul Bagley, age 55, has served as a director of FFCA II since 1988. Mr. Bagley is a founding partner of Stone Pine Capital LLC (1994), and is chairman of FCM Fiduciary Management Co. LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of Fiduciary Capital, Hollis-Eden Pharmaceuticals, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding.

         Morton H. Fleischer, age 61, has served as the Chairman of the Board of FFCA Investor Services Corporation 88-C since 1987 and has served as President, Chief Executive Officer and a Director of FFCA II since its formation in 1988. Mr. Fleischer was appointed Chairman of the Board of FFCA II in February of 1994 and currently serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA"). He served as President, Chief Executive Officer and a Director of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is also an individual general partner of the Partnership and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         John R. Barravecchia, age 42, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-C since 1990. He has served as Senior Vice President and Chief Financial Officer of FFCA II since 1989, was named Treasurer in December 1993 and was named Assistant Secretary in 1994. In 1995, Mr. Barravecchia was named Executive Vice President of FFCA II. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a Director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         Christopher H. Volk, age 41, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-C since 1994 and served as Vice President-Research of FFCA II from 1989 to 1993. Mr. Volk was named Senior Vice President-Underwriting and Research and Secretary of FFCA II in December 1993. In 1995, he was named Chief Operating Officer and Executive Vice President of FFCA II. He currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and has served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a Director of FFCA I in March 1993. Prior to joining FFCA I, Mr. Volk was employed for six years with the National Bank of Georgia, where his last position was Assistant Vice President and Senior Correspondent Banking Credit Officer. Mr. Volk is a member of the Association for Investment Management and Research and the Phoenix Society of Financial Analysts.

         Dennis L. Ruben, age 44, served as Senior Vice President and General Counsel of FFCA II from December 1994 and was named Executive Vice President, General Counsel and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. In 1991, he joined FFCA I as attorney and counsel. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984. Mr. Ruben has been admitted to the Iowa, Nebraska and Colorado bars.

         Stephen G. Schmitz, age 43, served as Senior Vice President-Corporate Finance of FFCA II from January 1996 and was named Executive Vice President, Chief Investment Officer and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994. Prior to joining FFCA I, Mr. Schmitz was a commercial lender with Mellon Bank in Pittsburgh, where his last position was Vice-President and Section Manager.

         Catherine F. Long, age 41, was named Senior Vice President-Finance of FFCA in February 1997, was named Principal Accounting Officer in December 1993 and was named Assistant Secretary and Assistant Treasurer in 1994. She currently serves in the same capacities for FFCA. In June 1990, she joined FFCA I as Vice President-Finance. In December 1993, she was appointed Principal Accounting Officer of FFCA I. From December 1978 to May 1990, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP, where her last position was senior audit manager. Ms. Long is a certified public accountant and is a member of the Arizona Society of Certified Public Accountants.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1997 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1997 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-C and the Managing General Partner, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1997.

Item 11. Executive Compensation.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the Managing General Partner, and the General Partners are entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (5) of the Notes to Financial Statements which are filed with this Report for a description of the fees and distributions paid in 1997.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 2, 1998, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         None of the General Partners of the Partnership owned any Units as of March 2, 1998. The directors and officers of the Managing General Partner, individually and as a group, owned less than 1% of the Units as of March 2, 1998. The Managing General Partner is owned 51% by Morton H. Fleischer and 49% by Paul Bagley.

         FFCA Investor Services Corporation 88-C has an interest in the Partnership as a limited partner and it serves as the owner of record of all of the limited partnership interests assigned by it to the Holders. However, FFCA Investor Services Corporation 88-C has no right to vote its interest on any matter and it must vote the assigned interests as directed by the Holders. FFCA Investor Services Corporation 88-C is a wholly owned subsidiary of the Managing General Partner.

Item 13. Certain Relationships and Related Transactions.

         Since the beginning of the last fiscal year of both of the Co-Registrants, there have been no significant transactions or business relationships among the Co-Registrants, the General Partners or their affiliates or their management, other than as described in Items 1, 10 and 11 above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      The following documents are filed as part of this Report:

         1. Financial Statements. The following financial statements are filed as part of this Report:

                  The Partnership

                  Report of independent public accountants
                  Balance Sheets as of December 31, 1997 and 1996 Statements of Income for the years ended
                    December 31, 1997, 1996 and 1995
                  Statements of Changes In Partners' Capital for
                    the years ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995
                  Notes to Financial Statements

                  FFCA Investor Services Corporation 88-C

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1997
                  Notes to Balance Sheet

         2.       Financial Statement Schedules.

                  Schedule III-Schedule of Real Estate and Accumulated
                    Depreciation as of December 31, 1997

                  All other schedules are omitted since they are not
                    required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3.       Exhibits.

                  The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


                  99. Annual Portfolio Valuation of Cushman & Wakefield as of December 31, 1997

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

                           Form of Depository Agreement.                                    4(d)

                           The Certificate of  Incorporation  which governs                 4(b)
                           FFCA  Investor  Services  Corporation  88-C, as filed
                           with the Secretary of State of Delaware on August 11,
                           1987.

                           Bylaws of FFCA Investor Services Corporation 88-C.               4(c)

                           Operating  Agreement,  dated November 14,  1988, by              10(c)
                           and  among  Participating   Income   Properties II,
                           L.P.,  Franchise Finance Corporation of America II,
                           Flying J Inc. and Flying J Franchise Inc.

         (b)      Reports on Form 8-K.

                           The Co-Registrants did not file any reports on Form 8-K during the fourth quarter of fiscal year 1997.

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

                                        PARTICIPATING INCOME PROPERTIES II, L.P.

                                        By   FRANCHISE FINANCE CORPORATION
                                             OF AMERICA II, Managing General
                                             Partner


Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                Morton H. Fleischer, President
                                                and Chief Executive Officer


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



Date:  March __, 1998                        By
                                                --------------------------------
                                                Paul Bagley, Director


Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                Morton H. Fleischer, President,
                                                Chief Executive Officer and
                                                Director


Date:  March 27, 1998                        By /s/ John Barravecchia
                                                --------------------------------
                                                John Barravecchia, Executive
                                                Vice President, Chief Financial
                                                Officer, Treasurer, Assistant
                                                Secretary and Director

Date:  March 27, 1998                        By /s/ Christopher H. Volk
                                                --------------------------------
                                                Christopher H. Volk, Executive
                                                Vice President, Chief Operating
                                                Officer, Secretary, Assistant
                                                Treasurer and Director


Date:  March 27, 1998                        By /s/ Catherine F. Long
                                                --------------------------------
                                                Catherine F. Long, Senior Vice
                                                President-Finance, Principal
                                                Accounting Officer, Assistant
                                                Secretary and Assistant
                                                Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFCA INVESTOR SERVICES CORPORATION 88-C


Date:  March 27, 1998                        By /s/ Morton H. Fleischer
                                                --------------------------------
                                                Morton H. Fleischer, Sole
                                                Director


Date:  March 27, 1998                        By /s/ John Barravecchia
                                                --------------------------------
                                                John Barravecchia, President,
                                                Secretary, Treasurer, Principal
                                                Financial Officer and Principal
                                                Accounting Officer

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Participating Income Properties II, L.P.:

We have audited the accompanying balance sheets of PARTICIPATING INCOME PROPERTIES II, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.


                                        Arthur Andersen LLP

Phoenix, Arizona,
 January 6, 1998, (except with respect to the matter discussed in Note 6, as to which the date is February 3, 1998).

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                   -------------------------------------------


                                                                           1997              1996
                                                                       ------------      ------------
                                                ASSETS
                                                ------

CASH AND CASH EQUIVALENTS                                              $  3,984,265      $  3,790,885

RECEIVABLES FROM LESSEES                                                    197,300           173,000

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)                            48,732,123        51,863,895
                                                                       ------------      ------------

                     Total assets                                      $ 52,913,688      $ 55,827,780
                                                                       ============      ============


                                  LIABILITIES AND PARTNERS' CAPITAL
                                  ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                               $  2,132,357      $  2,075,158

PAYABLE TO GENERAL PARTNERS                                                    --              18,239

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                     72,006            72,787

DEFERRED INCOME (Note 2)                                                    594,251           868,470
                                                                       ------------      ------------

                     Total liabilities                                    2,798,614         3,034,654
                                                                       ------------      ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                                     (217,427)         (190,647)
      Limited partners                                                   50,332,501        52,983,773
                                                                       ------------      ------------

                     Total partners' capital                             50,115,074        52,793,126
                                                                       ------------      ------------

                     Total liabilities and partners' capital           $ 52,913,688      $ 55,827,780
                                                                       ============      ============

      The accompanying notes are an integral part of these balance sheets.

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------


                                                                 1997           1996           1995
                                                             -----------    -----------    -----------
REVENUES:
      Rental                                                 $ 7,463,620    $ 7,463,620    $ 7,463,620
      Participating rentals                                    2,352,826      2,237,456      2,354,294
      Interest and other                                         188,726        156,214        167,930
      Gain on sale of equipment                                   29,488           --             --
                                                             -----------    -----------    -----------

                                                              10,034,660      9,857,290      9,985,844
                                                             -----------    -----------    -----------

EXPENSES:
      General partner and affiliate fees  (Note 5)               855,735        849,864        862,275
      Depreciation                                             2,981,760      2,988,226      2,895,293
      Operating                                                  222,785        187,593        225,654
                                                             -----------    -----------    -----------

                                                               4,060,280      4,025,683      3,983,222
                                                             -----------    -----------    -----------

NET INCOME                                                   $ 5,974,380    $ 5,831,607    $ 6,002,622
                                                             ===========    ===========    ===========
NET INCOME ALLOCATED TO  (Note 1):
      General partners                                       $    59,744    $    58,316    $    60,026
      Limited partners                                         5,914,636      5,773,291      5,942,596
                                                             -----------    -----------    -----------

                                                             $ 5,974,380    $ 5,831,607    $ 6,002,622
                                                             ===========    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP
      UNIT (based on 82,834 units held by
      limited partners)                                      $     71.40    $     69.70    $     71.74
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

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------


                                    General         Limited
                                    Partners        Partners          Total
                                  ------------    ------------    ------------

BALANCE,  December 31, 1994       $   (137,296)   $ 58,265,501    $ 58,128,205

      Net income                        60,026       5,942,596       6,002,622

      Distributions to partners        (86,237)     (8,537,458)     (8,623,695)
                                  ------------    ------------    ------------

BALANCE,  December 31, 1995           (163,507)     55,670,639      55,507,132

      Net income                        58,316       5,773,291       5,831,607

      Distributions to partners        (85,456)     (8,460,157)     (8,545,613)
                                  ------------    ------------    ------------

BALANCE,  December 31, 1996           (190,647)     52,983,773      52,793,126

      Net income                        59,744       5,914,636       5,974,380

      Distributions to partners        (86,524)     (8,565,908)     (8,652,432)
                                  ------------    ------------    ------------

BALANCE,  December 31, 1997       $   (217,427)   $ 50,332,501    $ 50,115,074
                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------


                                                                   1997          1996           1995
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $ 5,974,380    $ 5,831,607    $ 6,002,622
    Adjustments to net income:
       Depreciation                                              2,981,760      2,988,226      2,895,293
       Gain on sale of equipment                                   (29,488)          --             --
       Change in assets and liabilities:
          Decrease (increase) in receivables from lessees          (24,300)         8,433         (1,433)
          Increase (decrease) in payable to general partners       (18,239)        18,239           --
          Increase (decrease) in accounts payable
              and accrued liabilities                                 (781)        10,091        (70,444)
          Decrease in deferred income                             (274,219)      (392,589)      (155,852)
                                                               -----------    -----------    -----------

              Net cash provided by operating activities          8,609,113      8,464,007      8,670,186
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                179,500         79,750           --
                                                               -----------    -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared (Note 1)                     (8,652,432)    (8,545,613)    (8,623,695)
    Increase (decrease) in distribution payable
       to limited partners                                          57,199        (26,186)        30,406
                                                               -----------    -----------    -----------

              Net cash used in financing activities             (8,595,233)    (8,571,799)    (8,593,289)
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           193,380        (28,042)        76,897

CASH AND CASH EQUIVALENTS, beginning of year                     3,790,885      3,818,927      3,742,030
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 3,984,265    $ 3,790,885    $ 3,818,927
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

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 1997 and 1996
                           --------------------------

1)  ORGANIZATION:
    ------------

         Participating Income Properties II, L.P. (the Partnership) was formed on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to certain franchisees of Flying J Franchise Inc. and to Flying J Inc. As of December 31, 1997, all thirteen travel plazas owned by the Partnership were leased to CFJ Properties
(CFJ), an affiliate of Flying J Inc. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. Franchise Finance Corporation of America II (FFCA
II), a Delaware corporation, is the managing general partner of the Partnership. The Partnership will expire December 31, 2047, or sooner, in accordance with the terms of the Partnership agreement.

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

         Cash Distributions: All cash from operations, as defined, after payment of fees to the managing general partner is allocated 99% to the limited partners and 1% to the general partners. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. There have been no such distributions, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1997 is $1,000 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                                             1997             1996             1995
                                                         -----------      -----------      -----------
         Net income                                      $ 5,974,380      $ 5,831,607      $ 6,002,622
         Adjustments to reconcile net income to
             cash distributions declared:
             Depreciation                                  2,981,760        2,988,226        2,895,293
             Gain on sale of equipment                       (29,488)            --               --
             Rental enhancement accretion                   (274,220)        (274,220)        (274,220)
                                                         -----------      -----------      -----------

         Cash distributions declared from operations     $ 8,652,432      $ 8,545,613      $ 8,623,695
                                                         ===========      ===========      ===========

2)  SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------

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

         Cash and Cash Equivalents - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $3,704,718 and $3,496,028 at December 31, 1997 and 1996,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $175,139 at December 31, 1996. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3)  PROPERTY SUBJECT TO OPERATING LEASES:
    ------------------------------------

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1997 and 1996:
                                                  1997             1996
                                              -----------      -----------
         Land                                 $11,709,570      $11,709,570
         Buildings                             54,004,577       54,004,577
         Equipment                              3,832,921        5,268,921
                                              -----------      -----------
                                               69,547,068       70,983,068
         Less - Accumulated depreciation       20,814,945       19,119,173
                                              -----------      -----------

                                              $48,732,123      $51,863,895
                                              ===========      ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Partnership receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The term of the leases is eight years for equipment and 20 years for land and buildings. Generally, the lessee has the option to purchase equipment (at fair market value) at the end of the lease term and land and buildings (at the greater of fair market value or cost) at any time after the first ten years of the lease. The equipment leases are scheduled to expire at various dates through 1999. During the year ended December 31, 1997, all thirteen travel plazas owned by the Partnership were leased to CFJ. The Partnership is the beneficiary of a letter of credit from CFJ in the amount of $952,483 to be used as security for CFJ's lease payments.

         Minimum  future  rentals   (excluding   participating   rentals)  under
noncancellable operating leases as of December 31, 1997, are as follows:

         Year Ending December 31,
         -----------------------
         1998                                 $ 7,189,000
         1999                                   7,189,000
         2000                                   7,189,000
         2001                                   7,189,000
         2002                                   7,189,000
         Thereafter                            50,879,000
                                              -----------

         Total minimum future rentals         $86,824,000
                                              ===========

4)  INCOME TAXES:
    ------------

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1997, 1996 and 1995:

                                                          1997             1996             1995
                                                      -----------      -----------      -----------
      Net income for financial reporting purposes     $ 5,974,380      $ 5,831,607      $ 6,002,622
      Differences for tax purposes in:
         Depreciation                                   1,466,095        1,382,631        1,092,026
         Adjustment to deferred rental revenue           (274,220)        (274,220)        (274,220)
         Deferred income                                     --           (118,368)         118,368
         Gain on sale                                      53,509          (35,758)            --
                                                      -----------      -----------      -----------

      Taxable income to partners                      $ 7,219,764      $ 6,785,892      $ 6,938,796
                                                      ===========      ===========      ===========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1997, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $8,018,705. This difference results primarily from differences in depreciation methods and the treatment of deferred rental revenue for tax reporting and financial reporting purposes.

5)  TRANSACTIONS WITH RELATED PARTIES:
    ---------------------------------

         Under the terms of the Partnership agreement, FFCA II is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. Additionally, during 1996 and prior years, an affiliate of FFCA II was entitled to a fee for investment banking and asset management services (investment banking fee). During 1997, 1996 and 1995, fees paid to FFCA II and the affiliate were as follows:

                                                 1997        1996        1995
                                               --------    --------    --------
         FFCA II - disbursable cash fee        $855,735    $845,593    $853,738
         Affiliate - investment banking fee        --         4,271       8,537
                                               --------    --------    --------

                                               $855,735    $849,864    $862,275
                                               ========    ========    ========

         FFCA II is entitled to a disbursable cash fee equal to 9% of all cash received by the Partnership less Partnership operating expenses, only to the extent the limited partners have received an annual return of 9% (calculated quarterly) on their Adjusted Capital Contribution, as defined. The investment banking fee payable to the affiliate was equal to .09% of disbursable cash as described in the Partnership agreement and was limited in total by the Partnership agreement. This limit was reached during 1996. FFCA II may also be entitled to a subordinated real estate disposition fee and an incentive share of sale proceeds, as defined in the Partnership agreement.

         An affiliate of FFCA II incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount which the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $34,897 in 1997, $28,364 in 1996 and $27,414 in 1995 for such expenses.

6) SUBSEQUENT EVENT - POSSIBLE SALE OF SUBSTANTIALLY ALL ASSETS:
   ------------------------------------------------------------

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J. Inc. to sell substantially all of the Partnership's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

         The negotiated sales price of approximately $80 million, net of book value of the assets to be sold, would have resulted in an estimated gain of $31 million had the proposed sale taken place at December 31, 1997. Subsequent to the proposed asset sale and conversion of other Partnership assets into cash upon liquidation, a liquidating cash distribution will be made to investors in accordance with the Partnership agreement. Had the sale (as proposed) occurred at December 31, 1997, it is estimated that the liquidating cash distribution would have been in the range of $970 to $990 per limited partnership unit. The actual liquidating distribution to be received by investors will depend upon the actual date and terms of the sale and the actual costs of liquidating the Partnership.

                                                                    SCHEDULE III
                                                                     Page 1 of 2


                    PARTICIPATION INCOME PROPERTIES II, L.P.
                    ----------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------

                                                  Initial Cost to Partnership and
                                                 Gross Amount at December 31, 1997
                                       ------------------------------------------------------

    Travel Plaza Location                 Land        Buildings      Equipment       Total
    ---------------------              ----------    -----------     ---------    -----------

KINGMAN,            ARIZONA           $   843,681    $ 3,731,319    $     --      $ 4,575,000
TEXARKANA,          ARKANSAS               63,243      4,866,904       765,921      5,696,068
RESACA,             GEORGIA             1,145,422      4,555,578       600,000      6,301,000
JACKSON,            GEORGIA               284,661      5,523,339       492,000      6,300,000
WALTON,             KENTUCKY            1,216,623      4,529,377       454,000      6,200,000
WINNEMUCCA,         NEVADA              1,489,004      3,098,996       287,000      4,875,000
GRAHAM,             NORTH CAROLINA      1,153,847      5,566,153          --        6,720,000
TROUTDALE,          OREGON                738,474      3,647,526       267,000      4,653,000
DILLON,             SOUTH CAROLINA      1,052,840      5,625,160          --        6,678,000
KNOXVILLE,          TENNESSEE           1,058,958      4,241,042          --        5,300,000
PECOS,              TEXAS                 170,990      1,999,010          --        2,170,000
SAN ANTONIO,        TEXAS               1,566,238      3,612,762       600,000      5,779,000
ROCK SPRINGS,       WYOMING               925,589      3,007,411       367,000      4,300,000

                                       ----------    -----------    ----------    -----------

                       TOTAL          $11,709,570    $54,004,577    $3,832,921    $69,547,068
                                       ==========    ===========    ==========    ===========

                                           Accumulated Depreciation
                                      -----------------------------------------
                                                                                       Date
    Travel Plaza Location              Buildings       Equipment       Total         Acquired
    ---------------------             -----------      ---------    -----------     ----------

KINGMAN,            ARIZONA           $ 1,295,597      $    --      $ 1,295,597     Sept. 1989
TEXARKANA,          ARKANSAS            1,169,434        670,181      1,839,615     Jan.  1990
RESACA,             GEORGIA             1,518,526        540,040      2,058,566     Jan.  1990
JACKSON,            GEORGIA             1,879,470        442,800      2,322,270     Nov.  1989
WALTON,             KENTUCKY            1,462,611        395,831      1,858,442     April 1990
WINNEMUCCA,         NEVADA                850,072        212,559      1,062,631     June  1991
GRAHAM,             NORTH CAROLINA      1,990,673           --        1,990,673     June  1989
TROUTDALE,          OREGON              1,038,532        205,256      1,243,788     Mar.  1991
DILLON,             SOUTH CAROLINA      2,031,308           --        2,031,308     Feb.  1989
KNOXVILLE,          TENNESSEE           1,487,310           --        1,487,310     Aug.  1989
PECOS,              TEXAS                 721,865           --          721,865     Nov.  1988
SAN ANTONIO,        TEXAS               1,141,532        511,875      1,653,407     June  1990
ROCK SPRINGS,       WYOMING               939,815        309,658      1,249,473     July  1990
                                      -----------     ----------    -----------

                          TOTAL       $17,526,745     $3,288,200    $20,814,945
                                      ===========     ==========    ===========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                    ----------------------------------------

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
              ----------------------------------------------------

                             AS OF DECEMBER 31, 1997
                             -----------------------

NOTES:

(1)      There are no encumbrances on properties.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 24 and eight years, respectively. Substantially all of the buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                  Accumulated
                                                   Cost           Depreciation
                                               ------------       ------------

         Balance, December 31, 1994            $ 71,621,068       $ 13,793,904
                Depreciation expense                   --            2,895,293
                                               ------------       ------------

         Balance, December 31, 1995              71,621,068         16,689,197
                Cost of equipment sold             (638,000)          (558,250)
                Depreciation expense                   --            2,988,226
                                               ------------       ------------

         Balance, December 31, 1996              70,983,068         19,119,173
                Cost of equipment sold           (1,436,000)        (1,285,988)
                Depreciation expense                   --            2,981,760
                                               ------------       ------------

         Balance, December 31, 1997            $ 69,547,068       $ 20,814,945
                                               ============       ============

                              ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To FFCA Investor Services Corporation 88-C:

We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 88-C (a Delaware corporation) as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 88-C as of December 31, 1997, in conformity with generally accepted accounting principles.



                                        Arthur Andersen LLP


Phoenix, Arizona,
 January 6, 1998.

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------


                        BALANCE SHEET - DECEMBER 31, 1997
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

                     FFCA INVESTOR SERVICES CORPORATION 88-C
                     ---------------------------------------

                             NOTES TO BALANCE SHEET
                             ----------------------

                                DECEMBER 3l, l997
                                -----------------


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

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                     FFCA INVESTOR SERVICES CORPORATION 88-C
                         ------------------------------

                                  Exhibit Index

         The following is a complete list of exhibits filed as part of this Form 10-K. For electronic filing purposes only, this report contains Exhibit 27, the Financial Data Schedule. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.
                         ------------------------------
                                                                    Sequentially
                                            Exhibit                Numbered Page
                                            -------                -------------

                  99.      Annual Portfolio Valuation of Cushman
                           & Wakefield as of December 31, 1997.

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

                                                                                  Pre-Effective Amendment
                                                                                     No. 3 Exhibit No.
                           Form of Depository Agreement.                                    4(d)

                           The Certificate of  Incorporation  which governs                 4(b)
                           FFCA  Investor  Services  Corporation  88-C, as filed
                           with the Secretary of State of Delaware on August 11,
                           1987.

                           Bylaws of FFCA Investor Services Corporation 88-C.               4(c)

                           Operating    Agreement,    dated    as   of   10(c)              10(c)
                           November  14,  1988,  by  and  among  Participating
                           Income  Properties  II,  L.P.,   Franchise  Finance
                           Corporation  of  America  II,   Flying J  Inc.  and
                           Flying J Franchise Inc.