Form 10-Q
period 1998-03-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1998-05-11
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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

                               Yes   X    No
                                   -----     -----

PART 1 - FINANCIAL INFORMATION

     Item l.  Financial Statements.
     ------   --------------------



                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                                                                 March 31,     December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                          ASSETS
                                          ------

CASH AND CASH EQUIVALENTS                                      $  3,974,080    $  3,984,265

RECEIVABLES FROM LESSEES                                            187,300         197,300

PROPERTY SUBJECT TO OPERATING LEASES, at cost
         Land                                                    11,709,570      11,709,570
         Buildings                                               54,004,577      54,004,577
         Equipment                                                3,832,921       3,832,921
                                                               ------------    ------------
                                                                 69,547,068      69,547,068
         Less - Accumulated depreciation                         21,428,178      20,814,945
                                                               ------------    ------------

                                                                 48,118,890      48,732,123
                                                               ------------    ------------

                     Total assets                              $ 52,280,270    $ 52,913,688
                                                               ============    ============


                             LIABILITIES AND PARTNERS' CAPITAL
                             ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                       $  2,112,679    $  2,132,357

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             71,500          72,006

DEFERRED INCOME                                                     525,696         594,251
                                                               ------------    ------------

                     Total liabilities                            2,709,875       2,798,614
                                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                             (222,874)       (217,427)
      Limited partners                                           49,793,269      50,332,501
                                                               ------------    ------------

                     Total partners' capital                     49,570,395      50,115,074
                                                               ------------    ------------

                     Total liabilities and partners' capital   $ 52,280,270    $ 52,913,688
                                                               ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                            1998         1997
                                                         ----------   ----------
REVENUES:
      Rental                                             $1,865,905   $1,865,905
      Participating rentals                                 565,225      531,517
      Interest and other                                     45,211       55,697
      Gain on sale of equipment                                --          2,138
                                                         ----------   ----------

                                                          2,476,341    2,455,257
                                                         ----------   ----------

EXPENSES:
      General partner and affiliate fees                    211,036      209,102
      Depreciation                                          613,233      766,397
      Operating                                              62,945       61,212
                                                         ----------   ----------

                                                            887,214    1,036,711
                                                         ----------   ----------

NET INCOME                                               $1,589,127   $1,418,546
                                                         ==========   ==========


NET INCOME ALLOCATED TO:
      General partners                                   $   15,891   $   14,185
      Limited partners                                    1,573,236    1,404,361
                                                         ----------   ----------

                                                         $1,589,127   $1,418,546
                                                         ==========   ==========


NET INCOME PER LIMITED PARTNERSHIP UNIT
   (based on 82,834 units held by limited partners)      $    18.99   $    16.95
                                                         ==========   ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                                                       Limited Partners
                                   General       ---------------------------
                                   Partners         Number                         Total
                                    Amount         of Units        Amount          Amount
                                 ------------    ------------   ------------    ------------

BALANCE, December 31, 1997       $   (217,427)         82,834   $ 50,332,501    $ 50,115,074

      Net income                       15,891            --        1,573,236       1,589,127

      Distribution to partners        (21,338)           --       (2,112,468)     (2,133,806)
                                 ------------    ------------   ------------    ------------

BALANCE, March 31, 1998          $   (222,874)         82,834   $ 49,793,269    $ 49,570,395
                                 ============    ============   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 1,589,127    $ 1,418,546
    Adjustments to net income:
       Depreciation                                             613,233        766,397
       Gain on sale of equipment                                   --           (2,138)
       Change in assets and liabilities:
          Decrease (increase) in receivables from lessees        10,000         (1,218)
          Increase in payable to general partner                   --            7,005
          Increase (decrease) in accounts payable
              and accrued liabilities                              (506)         8,314
          Decrease in deferred income                           (68,555)       (68,554)
                                                            -----------    -----------

              Net cash provided by operating activities       2,143,299      2,128,352
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                 --           42,751
                                                            -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Partner distributions declared                           (2,133,806)    (2,114,251)
    Increase (decrease) in distribution payable
       to limited partners                                      (19,678)        18,116
                                                            -----------    -----------

              Net cash used in financing activities          (2,153,484)    (2,096,135)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            (10,185)        74,968

CASH AND CASH EQUIVALENTS, beginning of period                3,984,265      3,790,885
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 3,974,080    $ 3,865,853
                                                            ===========    ===========

PART I.- FINANCIAL INFORMATION
------------------------------


Item 2.    Management's Discussion and Analysis of
------     Financial Condition and Results of Operations
           ---------------------------------------------

      As of March 31, 1998, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991 and does not anticipate any further capital expenditures.

      On February 2, 1998, the Registrant entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Registrant and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of remaining Registrant assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the transaction when the sale and financing agreements are finalized.

      The Registrant declared a cash distribution to the limited partners of $2,112,468 for the quarter ended March 31, 1998 (the period). During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the comparable period of the prior year. Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $565,225 for the period representing an increase over participating rentals of $531,517 for the comparable period in 1997. On June 1, 1996, CFJ Properties (the Registrant's only lessee) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1998. Total expenses decreased by $149,497 during the period as compared to the prior period due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months.

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


                         BALANCE SHEET - MARCH 31, 1998
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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                             PARTICIPATING INCOME PROPERTIES II, L.P.

                             By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner



Date: May 11, 1998                 By /s/ John Barravecchia
                               -------------------------------------------------
                               John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FFCA INVESTOR SERVICES CORPORATION 88-C




Date: May 11, 1998                 By /s/ John Barravecchia
                               -------------------------------------------------
                               John Barravecchia, President