Form 10-K405/A
period 1997-12-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1998-06-29
CIK 820806, 820807

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
                     ---------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)



                      Delaware                                86-0588505
         ---------------------------------             -----------------------
        (Partnership State of Organization)           (Partnership IRS Employer
                                                          Identification No.)

                      Delaware                                86-0588507
         ----------------------------------            -----------------------
        (Corporation State of Incorporation)          (Corporation IRS Employer
                                                          Identification No.)

                The Perimeter Center                            85255
            17207 North Perimeter Drive                       --------
                Scottsdale, Arizona                          (Zip Code)
           ------------------------------
      (Address of Principal Executive Offices)

Co-Registrants' telephone number, including area code:     (602) 585-4500

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

         On February 1, 1991, Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 78 interstate travel plaza properties as of January 31, 1998. The Partnership owns thirteen of these properties. Under the terms of the joint venture agreement, Big West sold to Douglas Oil certain Flying J Travel Plazas, which Douglas Oil contributed back to CFJ Properties. In addition to this initial contribution, Douglas Oil also made additional contributions to CFJ Properties. As its initial contribution, Big West transferred to CFJ Properties certain leasehold interests and Flying J Travel Plazas, and subsequently contributed to CFJ Properties various assets including working capital, inventories and future development sites. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligation under those leases.

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

         For the fiscal year ended January 31, 1998, CFJ Properties reported net income of $16 million on revenues of $1.3 billion. Revenues rose 7% from $1.2 billion in the prior year. The higher revenues resulted from the opening of six new units and increases in fuel prices. Net income increased from $1.8 million in the prior year due to higher gross profit margins.

         During the fiscal year ended January 31, 1998, CFJ Properties reported $41.7 million in net cash provided by operating activities. This cash, along with the cash provided by financing activities, was used to make capital expenditures. As of January 31, 1998, CFJ Properties reported cash balances of approximately $3.8 million, with liquidity supported by net cash provided by operating activities and a $150 million revolving line of credit with a bank. As of January 31, 1998, CFJ Properties reported partners' capital of $155.5 million and total assets of $463.7 million.

         CFJ Properties leases travel plazas and equipment under non-cancelable operating leases, which generally expire at various dates over the next 9 to 15 years. Payments under these leases were $17.5 million in fiscal 1998 and $17.3 million in fiscal 1997, including percentage lease payments. Future minimum annual rent obligations under non-cancelable leases, as projected through 2003, remain comparable to 1998 expense amounts.

         The thirteen travel plaza properties leased by CFJ Properties from the Partnership generated a combined fuel and non-fuel gross profit (including other income) of approximately $35.9 million during the fiscal year ended January 31, 1998 as compared to $31.9 million in fiscal year 1997. This increase was due to higher volumes of fuel sales and higher fuel prices during fiscal year 1998 as compared to fiscal year 1997. Total travel plaza unit-level income for these thirteen properties (before depreciation and allocated corporate overhead) totaled approximately $758,000 in 1998 with four of the thirteen properties reporting positive unit-level income. The remaining nine properties reported losses primarily due to higher expenses. The combined result of the travel plaza unit-level net income before depreciation and allocated corporate overhead was up from the unit-level net loss of $1.6 million in the prior year due largely to an increase in fuel and non fuel sales volumes and an increase in fuel prices. Volumes and margins were reduced in 1997 due to CFJ's curtailment of its relationship with a third party billing company in June 1996. For CFJ Properties' fiscal year ended January 31, 1998, the average unit-level base and participating rents approximated 13.5% of the original cost of these properties.

         None of the thirteen travel plaza properties operated by CFJ Properties represent over 10% of the Partnership's total assets at December 31, 1997.

         On February 2, 1998, the Partnership entered into a letter of intent with Flying J Inc. to sell substantially all of the Partnership's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the
Partnership and the approval, by vote, of a majority of the limited partner interests. In accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"), sale of substantially all of the assets will result in dissolution of the Partnership and liquidation of remaining Partnership assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the proposed transaction when the sale and financing agreements are finalized.

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

                  FFCA Investor Services Corporation 88-C

                  Report of independent public accountants
                  Balance Sheet as of December 31, 1997
                  Notes to Balance Sheet

                  CFJ Properties
                  (A General Partnership)

                  Independent Auditors' Report
                  Balance Sheets as of January 31, 1998 and 1997
                  Statements of Income and Partners'  Capital for the years
                    ended January 31, 1998, 1997 and 1996
                  Statements of Cash Flows for the years ended January 31, 1998, 1997 and 1996
                  Notes to Financial Statements

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

                           Bylaws    of   FFCA    Investor    Services      4(c)
                           Corporation 88-C.

                           Operating  Agreement,  dated  November  14,     10(c)
                           1988,  by and  among  Participating  Income
                           Properties  II,  L.P.,   Franchise  Finance
                           Corporation  of America  II,  Flying J Inc.
                           and Flying J Franchise Inc.



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

                            PARTICIPATING INCOME PROPERTIES II, L.P.

                            By FRANCHISE FINANCE CORPORATION OF AMERICA II, Managing General Partner


Date:  June 24, 1998             By /s/ Morton H. Fleischer
                                    --------------------------------------------
                                      Morton H. Fleischer, President and Chief
                                      Executive Officer


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



Date:  June 24, 1998             By --------------------------------------------
                                      Paul Bagley, Director


Date:  June 24, 1998             By /s/ Morton H. Fleischer
                                    --------------------------------------------
                                      Morton H. Fleischer, President, Chief Executive
                                      Officer and Director


Date:  June 24, 1998             By /s/ John Barravecchia
                                    --------------------------------------------
                                      John Barravecchia, Executive Vice President, Chief
                                      Financial Officer, Treasurer, Assistant Secretary
                                      and Director

Date:  June 24, 1998             By /s/ Christopher H. Volk
                                    --------------------------------------------
                                      Christopher H. Volk, Executive Vice President,
                                      Chief Operating Officer, Secretary, Assistant
                                      Treasurer and Director


Date:  June 24, 1998             By /s/ Catherine F. Long
                                    --------------------------------------------
                                      Catherine F. Long, Senior Vice President-Finance,
                                      Principal Accounting Officer, Assistant Secretary
                                      and Assistant Treasurer


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FFCA INVESTOR SERVICES CORPORATION 88-C


Date:  June 24, 1998             By /s/ Morton H. Fleischer
                                    -----------------------
                                      Morton H. Fleischer, Sole Director


Date:  June 24, 1998             By /s/ John Barravecchia
                                    ---------------------
                                      John Barravecchia, President, Secretary, Treasurer,
                                      Principal Financial Officer and Principal
                                      Accounting Officer

Independent Auditors' Report

================================================================================










The Board of Directors
CFJ Properties:


We have audited the accompanying balance sheets of CFJ Properties (a general partnership) as of January 31, 1998 and 1997, and the related statements of income and partners' capital, and cash flows for each of the years in the three-year period ended January 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CFJ Properties as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
March 31, 1998

Balance Sheets

================================================================================


CFJ PROPERTIES
(A General Partnership)
January 31, 1998 and 1997
(In thousands)

                                 Assets                                      1998            1997
--------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                             $   3,778     $     2,138
  Trade receivables, net of allowance for doubtful accounts
    of $114 in 1998 and $129 in 1997 (note 8)                              15,392          11,400
  Inventories (note 2)                                                     18,647          20,308
  Prepaid expenses                                                          3,321           2,141

--------------------------------------------------------------------------------------------------
              Total current assets                                         41,138          35,987
--------------------------------------------------------------------------------------------------
Land, buildings, and equipment:
  Land and improvements                                                   151,572         129,270
  Buildings                                                               169,203         145,875
  Equipment                                                               124,325         105,561
  Leasehold improvements                                                   24,330          24,317
  Construction-in-progress                                                 30,983          29,454
--------------------------------------------------------------------------------------------------
                                                                          500,413         434,477
  Less accumulated depreciation and amortization                           79,177          58,932
--------------------------------------------------------------------------------------------------
              Net land, buildings, and equipment                          421,236         375,545
--------------------------------------------------------------------------------------------------
Long-term notes receivable                                                     35             395
Other assets (note 3)                                                       1,339             957
--------------------------------------------------------------------------------------------------
                                                                        $ 463,748       $ 412,884
==================================================================================================


                   Liabilities and Partners' Capital
--------------------------------------------------------------------------------------------------

Current liabilities:
  Current installments  of long-term debt (note 5)                      $  10,000       $       0
  Accounts payable (note 8)                                                56,901          58,395
  Accrued liabilities (notes 4 and 8)                                      27,863          20,995
--------------------------------------------------------------------------------------------------
              Total current liabilities                                    94,764          79,390
Long-term debt, excluding current installments (note 5)                   209,300         190,000
Other liabilities                                                           4,206           4,016
--------------------------------------------------------------------------------------------------
              Total liabilities                                           308,270         273,406
--------------------------------------------------------------------------------------------------
Partners' capital                                                         155,478         139,478
Commitments and contingencies (notes 6 and 10)
--------------------------------------------------------------------------------------------------
                                                                        $ 463,748       $ 412,884
==================================================================================================

See accompanying notes to financial statements.

Statements of Income and Partners' Capital

================================================================================


CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1998, 1997, and 1996
(In thousands)

                                                      1998           1997           1996
-------------------------------------------------------------------------------------------
Sales (note 1(f))                                 $ 1,864,637    $ 1,688,194    $ 1,413,270
Cost of sales                                       1,638,532      1,501,758      1,231,752
-------------------------------------------------------------------------------------------
              Gross profit                            226,105        186,436        181,518
-------------------------------------------------------------------------------------------
Operating, general, and administrative expense:
  Operating                                           183,569        162,236        145,959
  General and administrative                           14,215         11,732         11,753
-------------------------------------------------------------------------------------------
                                                      197,784        173,968        157,712
-------------------------------------------------------------------------------------------
              Income from operations                   28,321         12,468         23,806
-------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                         106            134             93
  Interest expense, net                               (12,311)       (10,659)        (6,642)
  Loss on sale of fixed assets, net                      (116)          (163)           (52)
-------------------------------------------------------------------------------------------
                                                      (12,321)       (10,688)        (6,601)
-------------------------------------------------------------------------------------------
              Net income                               16,000          1,780         17,205
Partners' capital, beginning of year                  139,478        137,698        120,493
-------------------------------------------------------------------------------------------
Partners' capital, end of year                    $   155,478    $   139,478    $   137,698
===========================================================================================

See accompanying notes to financial statements.

Statements of Cash Flows

================================================================================

CFJ PROPERTIES
(A General Partnership)
Years ended January 31, 1998, 1997, and 1996
(In thousands)

                                                                   1998         1997         1996
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $  16,000    $   1,780    $  17,205
  Adjustments to reconcile net income to net cash provided by operating activites:
      Depreciation and amortization                                22,067       19,080       14,933
      Provision for losses on accounts receivable                     137           84           35
      Loss on sale of fixed assets                                    116          163           52
      Changes in assets and liabilities:
        Trade receivables                                          (4,129)         352       (3,838)
        Inventories                                                 1,661       (4,476)      (3,034)
        Prepaid expenses                                           (1,180)          88       (1,025)
        Other assets                                                 (575)        (106)        (128)
        Accounts payable and accrued liabilities                    7,382        4,723        8,817
        Other liabilities                                             190          607        2,739
---------------------------------------------------------------------------------------------------
              Net cash provided by operating activities            41,669       22,295       35,756
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures (note 8)                                   (69,689)     (56,111)    (104,107)
  Note receivable                                                     360          140         (535)
---------------------------------------------------------------------------------------------------
              Net cash used in investing activities               (69,329)     (55,971)    (104,642)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                          25,000            0       25,000
  Net proceeds under line of credit agreements                      4,300       33,500       44,500
---------------------------------------------------------------------------------------------------
              Net cash provided by financing activities            29,300       33,500       69,500
---------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    1,640         (176)         614
Cash and cash equivalents, beginning of year                        2,138        2,314        1,700
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $   3,778    $   2,138    $   2,314
===================================================================================================

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
  Cash paid for interest, net of capitalized amounts            $  11,530    $  10,854    $   6,387

Supplemental Disclosure of Noncash Investing Activities
-------------------------------------------------------
   The  capital  expenditures  noted  above are net of  accounts  payable increases  (decreases)  related to the  acquisition  of building and equipment of ($2,008), $2,888, and ($4,403) in 1998, 1997, and 1996,
     respectively.

       See accompanying notes to financial statements.

Notes to Financial Statements

================================================================================

CFJ PROPERTIES
(A General Partnership)
January 31, 1998, 1997, and 1996


1) Summary of Significant Accounting Policies

The following significant accounting policies are followed by CFJ Properties (the Partnership) in preparing and presenting its financial statements:

(a) Organization and Line of Business - The Partnership is a Utah general partnership with its principal business being the development and operation of a national network of interstate travel plazas in North America. A typical travel plaza offers a 24-hour service operation which includes fuel facilities, a restaurant or deli, convenience store, and other amenities designed to meet the needs of the trucking industry and traveling public. Some travel plazas include lodging and truck service centers. The Partnership operated 78, 72, and 66 travel plazas, as of January 31, 1998, 1997, and 1996, respectively.

(b) Cash Equivalents - The Partnership considers all investments with original maturities of three months or less to be cash equivalents.

(c) Inventories - Inventories include gasoline, diesel, ready-to-use additives, related petroleum products, food, and miscellaneous merchandise. Inventories are stated at the lower of cost or market value as determined by the first-in, first-out method.

(d) Land, Buildings, and Equipment - Land, buildings, and equipment are stated at cost for constructed and purchased assets and fair market value at the date contributed for contributions from the general partners. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related assets.

Interest is capitalized in connection with the construction of travel plazas. The interest capitalized is recorded as part of the asset to which it relates and is amortized over the asset's useful life. Interest of $2,284,000, $1,634,000, and $2,925,000, was capitalized for 1998, 1997, and 1996, respectively.


(e) Income Taxes - The Partnership is not directly subject to income taxes. Each partner is responsible for income taxes related to their portion of taxable income.

(f) Retail Fuel Sales - The Partnership includes related federal and state excise taxes in petroleum product retail sales and cost of sales. Such taxes amounted to approximately $605,751,000, $516,381,000, and $475,900,000 for 1998,
1997, and 1996, respectively.

(g) New Plaza Opening Costs - Opening costs are expensed when incurred. The costs associated with new travel plaza openings were approximately $1,923,000, $2,100,000, and $4,000,000 in 1998, 1997, and 1996, respectively.

(h) Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Partnership places its cash and cash equivalent investments with high quality credit financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Partnership's customer base, and their dispersion across many different geographical regions. The Partnership routinely performs credit evaluations of its customers and maintains allowances for potential credit losses.

(i) Use of Estimates - The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(j) Reclassifications - Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

(2) Inventories

Inventories are summarized as follows (in thousands):

                                             1998       1997
                                        ---------   --------
Store merchandise and restaurant food   $  15,164     16,368
Petroleum products                          3,483      3,940
                                        ---------   --------
                                        $  18,647     20,308
                                        =========   ========

================================================================================

(3) Other Assets

Other assets consist of the following (in thousands):

                                             1998       1997
                                        ---------   --------
Land deposits                           $     908        630
Lease deposits                                232        232
Loan origination fees, net                    199         95
                                        ---------   --------
                                        $   1,339        957
                                        =========   ========
(4) Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):


                                             1998       1997
                                        ---------   --------
Fuel, property, and sales taxes         $  17,301     14,285
Expense incurred by
    operator (note 8)                       5,914      4,222
Frequent fueler incentive program           2,668      1,473
Interest                                    1,664        883
Other                                         316        132
                                        ---------   --------
                                        $  27,863     20,995
                                        =========   ========

(5)      Long-term Debt

Under a revolving line of credit agreement with the banks, the Partnership may borrow up to $150,000,000. Interest is computed at the Partnership's option, at the LIBOR rate plus plus .5 to 1 percent, or the higher of the federal funds rate plus .5 percent and the administrative agent bank's prime rate. The agreement matures February 1, 2002 and requires letter of credit and committment fees. The Partnership had $94,300,000 and $90,000,000 in outstanding borrowings under the agreement as of January 31, 1998 and 1997, respectively. Interest rates on outstanding borrowings range from 6.38 to 8.5 percent. In addition to the borrowings under the agreement, the Partnership had letters of credit totaling $3,315,000 outstanding as of January 31, 1998.

Under a fiscal 1995 Master Shelf Agreement, the Partnership issued $125,000,000 in long-term notes payable to an insurance company. The notes bear interest from
7.37 to 9.45 percent and require quarterly interest payments. Annual principal payments are required beginning March 1998 with the final payment in November 2006.

Aggregate maturities of long-term debt are summarized as follows (in thousands):


1999                                                  $      10,000
2000                                                         15,000
2001                                                         17,000
2002                                                         16,000
2003                                                        108,300
Thereafter                                                   53,000
                                                      -------------
          Total                                       $     219,300
                                                      =============

(6)      Lease Commitments

The Partnership leases travel plazas and equipment under noncancelable operating leases, which expire at various dates over the next 9 to 15 years. The leases are obligations of the Partnership without recourse to the general partners. The operating leases include minimum and percentage (contingent) lease payments. Contingent lease payments are based upon gallons sold, restaurant and merchandise sales, and other revenues.

Minimum lease payments under noncancelable operating leases were $13,120,000, $13,173,000, and $13,266,000 for the years ended January 31, 1998, 1997, and
1996, respectively. Contingent lease payments under noncancelable operating leases were $4,390,000, $4,105,000, and $4,348,000 for the years ended January 31, 1998, 1997, and 1996, respectively.

Future minimum payments under noncancelable operating leases as of January 31, 1998 are as follows (in thousands):


1999                                                  $      13,099
2000                                                         12,832
2001                                                         12,217
2002                                                         12,165
2003                                                         12,144
Thereafter                                                   74,458
                                                      -------------
          Total                                       $     136,915
                                                      =============

================================================================================

(7) Pension and Profit Sharing Plan

Currently, the Partnership has chosen to have all eligible employees participate in the noncontributory, defined contribution pension and profit sharing plan of Flying J Inc. (Flying J), the parent company of one of the general partners. Flying J's contributions to the plan, which are made at the discretion of the Board of Directors, may be in cash or qualifying common stock of Flying J. The Partnership's expenses related to the plan amounted to $1,972,000, $1,591,000, and $1,212,000 for the years ended January 31, 1998, 1997, and 1996, respectively.

(8) Related Party Transactions

Flying J operates all travel plazas and related facilities for the Partnership. Under the terms of the operations agreement, the Partnership reimburses Flying J for the cost of operations plus a monthly amount for overhead costs. The overhead cost reimbursements amounted to $1,022,000, $960,000, and $916,000 for 1998, 1997, and 1996, respectively. Flying J paid the Partnership $706,000, $686,000, and $668,000 during 1998, 1997, and 1996, respectively, for services performed by the Partnership for certain franchisees of Flying J.

During its normal course of business, the Partnership purchases petroleum products from the general partners under supply agreements. It is the general partners' opinion that such agreements are under terms similar to those which could be received under arms-length contracts. Purchases from the partners' amounted to approximately $1,517,297,000, $1,399,265,000, and $1,138,800,000 for
1998, 1997, and 1996, respectively.

Included in accounts receivable at January 31, 1998 and 1997, is $1,522,000, and $1,827,000, respectively, due from affiliates.

Included in accounts payable and accrued liabilities is $38,325,000 and $38,256,000 as of January 31, 1998 and 1997, respectively, due to the general partners and their affiliates resulting from petroleum product purchases.

The Partnership periodically contracts with Flying J for the development and construction of travel plazas. Capitalized expenditures under these agreements totaled $49,883,000 and $45,326,000 in 1998 and 1997, respectively. It is the general partners' opinion that such purchases are under terms similar to those which could be received under arms-length contracts.

Included in accounts payable is $5,868,000 and $7,761,000 as of January 31, 1998 and 1997, respectively, due to Flying J for construction costs.

(9) Disclosure About the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rate, approximates their fair market value. Such financial instruments include: cash and cash equivalents, trade receivables, revolving line of credit, accounts payable, and accrued liabilities. The carrying value of the long-term notes payable also approximates fair market value.

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

Management believes that preventative measures, in addition to proper attention to these regulations, will minimize costs related to compliance to such regulations. Furthermore, the Partnership routinely succeeds in recovering a significant portion of the cost of remediation from the states which administer environmental clean-up funds for in-state fuel retailers.

(b) Litigation - The Partnership is involved in legal actions resulting from the ordinary course of business. Such actions relate to routine travel plaza operations and other general matters. Management believes that the Partnership has adequate legal defenses or insurance coverage and, accordingly, the ultimate outcome of such actions will not have a material adverse effect on the Partnership's financial position or results of operations.
                                       7