Form 10-Q
period 1998-06-30
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1998-08-06
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1998
                                     -------------------------------------------

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
--------------------------------------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


             Delaware                                       86-0588505
--------------------------------------------------------------------------------
(Partnership State of Organization)                 (Partnership I.R.S. Employer
                                                       Identification Number)

             Delaware                                       86-0588507
--------------------------------------------------------------------------------
(Corporation State of Incorporation)                (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                                    85255
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (zip code)


Co-Registrants' telephone number including area code        (602) 585-4500
                                                         -----------------------



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

                           Yes  X             No
                               ---               ---

PART 1 - FINANCIAL INFORMATION

   Item l.  Financial Statements.
   -------  ---------------------


                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                          ASSETS
                                          ------

CASH AND CASH EQUIVALENTS                                      $  4,009,516    $  3,984,265

RECEIVABLES FROM LESSEES                                            202,300         197,300

DEFERRED COSTS                                                        9,531            --

PROPERTY SUBJECT TO OPERATING LEASES, at cost
         Land                                                    11,709,570      11,709,570
         Buildings                                               54,004,577      54,004,577
         Equipment                                                3,832,921       3,832,921
                                                               ------------    ------------
                                                                 69,547,068      69,547,068
         Less - Accumulated depreciation                         22,023,018      20,814,945
                                                               ------------    ------------

                                                                 47,524,050      48,732,123
                                                               ------------    ------------

                     Total assets                              $ 51,745,397    $ 52,913,688
                                                               ============    ============


                             LIABILITIES AND PARTNERS' CAPITAL
                             ---------------------------------

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                       $  2,188,296    $  2,132,357

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             55,850          72,006

DEFERRED INCOME                                                     457,141         594,251
                                                               ------------    ------------

                     Total liabilities                            2,701,287       2,798,614
                                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
      General partners                                             (228,137)       (217,427)
      Limited partners                                           49,272,247      50,332,501
                                                               ------------    ------------

                     Total partners' capital                     49,044,110      50,115,074
                                                               ------------    ------------

                     Total liabilities and partners' capital   $ 51,745,397    $ 52,913,688
                                                               ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                           Three Months   Three Months   Six Months   Six Months
                                               Ended          Ended         Ended        Ended
                                              6/30/98        6/30/97       6/30/98      6/30/97
                                           ------------   ------------   ----------   ----------
REVENUES:
      Rental                                $1,865,905     $1,865,905    $3,731,810   $3,731,810
      Participating rentals                    639,277        618,708     1,204,502    1,150,225
      Interest and other                        44,273         43,061        89,484       98,758
      Gain on sale of equipment                   --             --            --          2,138
                                            ----------     ----------    ----------   ----------
                                             2,549,455      2,527,674     5,025,796    4,982,931
                                            ----------     ----------    ----------   ----------
EXPENSES:
      General partner fees                     218,570        217,249       429,606      426,350
      Depreciation                             594,840        756,141     1,208,073    1,522,539
      Operating                                 52,345         45,246       115,290      106,458
                                            ----------     ----------    ----------   ----------

                                               865,755      1,018,636     1,752,969    2,055,347
                                            ----------     ----------    ----------   ----------

NET INCOME                                  $1,683,700     $1,509,038    $3,272,827   $2,927,584
                                            ==========     ==========    ==========   ==========


NET INCOME ALLOCATED TO:
      General partners                      $   16,837     $   15,090    $   32,728   $   29,276
      Limited partners                       1,666,863      1,493,948     3,240,099    2,898,308
                                            ----------     ----------    ----------   ----------

                                            $1,683,700     $1,509,038    $3,272,827   $2,927,584
                                            ==========     ==========    ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   82,834 units held by limited partners)   $    20.12     $    18.04    $    39.12   $    34.99
                                            ==========     ==========    ==========   ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                                                       Limited Partners
                                   General       ---------------------------
                                   Partners         Number                         Total
                                    Amount         of Units        Amount          Amount
                                 ------------    ------------   ------------    ------------

BALANCE, December 31, 1997       $   (217,427)         82,834   $ 50,332,501    $ 50,115,074

      Net income                       32,728            --        3,240,099       3,272,827

      Distribution to partners        (43,438)           --       (4,300,353)     (4,343,791)
                                 ------------    ------------   ------------    ------------

BALANCE, June 30, 1998           $   (228,137)         82,834   $ 49,272,247    $ 49,044,110
                                 ============    ============   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $ 3,272,827    $ 2,927,584
     Adjustments to net income:
        Depreciation                                          1,208,073      1,522,539
        Gain on sale of equipment                                  --           (2,138)
        Change in assets and liabilities:
           Increase in receivables from lessees                  (5,000)       (27,218)
           Increase in deferred costs                            (9,531)          --
           Decrease in payable to general partner                  --          (18,239)
           Decrease in accounts payable
               and accrued expenses                             (16,156)        (5,000)
           Decrease in deferred income                         (137,110)      (137,109)
                                                            -----------    -----------

               Net cash provided by operating activities      4,313,103      4,260,419
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property                                --           42,750
                                                            -----------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
     Partner distributions declared                          (4,343,791)    (4,310,875)
     Increase in distribution payable to limited partners        55,939         99,559
                                                            -----------    -----------

              Net cash used in financing activities          (4,287,852)    (4,211,316)
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        25,251         91,853

CASH AND CASH EQUIVALENTS, beginning of period                3,984,265      3,790,885
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 4,009,516    $ 3,882,738
                                                            ===========    ===========

PART I.- FINANCIAL INFORMATION
------------------------------


Item 2.    Management's Discussion and Analysis of
------     Financial Condition and Results of Operations
           ---------------------------------------------


      As of June 30, 1998, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), had received $82,834,000 in gross proceeds from its offering of Units. Net funds available for investment, after payment of sales commissions, organizational costs and acquisition costs, amounted to $71,956,541. The offering of Units is the Registrant's sole source of capital, and since the final closing of limited partnership units was held on December 11, 1989, the Registrant will not receive additional funds from the offering. The Registrant was fully invested in thirteen travel plaza properties by June 1991 and does not anticipate any further capital expenditures.

      On February 2, 1998, the Registrant entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $80 million. The sale is subject to certain conditions specified in the letter of intent, including the negotiation and execution of definitive sale and financing agreements with respect to the assets of the Registrant and the approval, by vote, of a majority of the limited partner interests. In accordance with the partnership agreement, sale of substantially all of the assets will result in dissolution of the partnership and liquidation of the Registrant's remaining assets, net of liabilities. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated. The limited partners will receive a proxy statement containing a complete description of the proposed transaction.

      The Registrant declared a cash distribution to the limited partners of $2,187,885 for the quarter ended June 30, 1998 (the period) which, combined with the first quarter distribution of $2,112,468, amounts to $4,300,353 year to date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the comparable period of the prior year (year-to-date base rental revenues are similarly unchanged). Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $639,277 for the period representing an increase over participating rentals of $618,708 for the comparable period in 1997. On June 1, 1996, CFJ Properties (the Registrant's only lessee) curtailed its relationship with a large third party billing company for the trucking industry. The billing company requested changes to its contract that were unacceptable to CFJ Properties' management due to the significant long-term ramifications of the proposed change on CFJ Properties' future business. This resulted in reduced volume and margins, which contributed to low participating rental revenues in the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1998. Participating rentals for the corresponding year-to-date periods were similarly affected. Total expenses decreased by $152,881 during the period ($302,378 year-to-date) as compared to the prior periods due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months.

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


                          BALANCE SHEET - JUNE 30, 1998
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

                                  PARTICIPATING INCOME PROPERTIES II, L.P.

                                  By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner



Date: August 3, 1998                      By /s/ John Barravecchia
                                      ------------------------------------------
                                      John Barravecchia, Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FFCA INVESTOR SERVICES CORPORATION 88-C




Date: August 3, 1998                    By /s/ John Barravecchia
                                   ---------------------------------------------
                                   John Barravecchia, President