Form 10-Q
period 1998-09-30
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1998-11-04
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

                                 Yes [X]  No [ ]

PART 1 - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                                               September 30,   December 31,
                                                                   1998            1997
                                                               ------------    ------------
                                          ASSETS

CASH AND CASH EQUIVALENTS                                      $  3,844,492    $  3,984,265

RECEIVABLES FROM LESSEES                                            215,000         197,300

DEFERRED COSTS                                                      169,880            --

PROPERTY SUBJECT TO OPERATING LEASES, at cost

         Land                                                    11,709,570      11,709,570
         Buildings                                               54,004,577      54,004,577
         Equipment                                                3,832,921       3,832,921
                                                               ------------    ------------
                                                                 69,547,068      69,547,068
         Less - Accumulated depreciation                         22,596,287      20,814,945
                                                               ------------    ------------

                                                                 46,950,781      48,732,123
                                                               ------------    ------------

                     Total assets                              $ 51,180,153    $ 52,913,688
                                                               ============    ============

                             LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS                       $  2,215,092    $  2,132,357

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             37,078          72,006

DEFERRED INCOME                                                     388,586         594,251
                                                               ------------    ------------

                     Total liabilities                            2,640,756       2,798,614
                                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):

      General partners                                             (233,184)       (217,427)
      Limited partners                                           48,772,581      50,332,501
                                                               ------------    ------------

                     Total partners' capital                     48,539,397      50,115,074
                                                               ------------    ------------

                     Total liabilities and partners' capital   $ 51,180,153    $ 52,913,688
                                                               ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                            Three Months   Three Months   Nine Months   Nine Months
                                                Ended          Ended          Ended         Ended
                                               9/30/98        9/30/97        9/30/98       9/30/97
                                            ------------   ------------   -----------   -----------
REVENUES:
      Rental                                $  1,865,905   $  1,865,905   $ 5,597,715   $ 5,597,715
      Participating rentals                      663,497        610,885     1,867,999     1,761,110
      Interest and other                          44,400         43,892       133,885       142,650
      Gain on sale of equipment                     --           27,350          --          29,488
                                            ------------   ------------   -----------   -----------

                                               2,573,802      2,548,032     7,599,599     7,530,963
                                            ------------   ------------   -----------   -----------
EXPENSES:
      General partner and
         affiliate fees                          221,223        216,424       650,829       642,774
      Depreciation                               573,268        739,229     1,781,342     2,261,768
      Operating                                   47,214         47,421       162,504       153,879
                                            ------------   ------------   -----------   -----------

                                                 841,705      1,003,074     2,594,675     3,058,421
                                            ------------   ------------   -----------   -----------

NET INCOME                                  $  1,732,097   $  1,544,958   $ 5,004,924   $ 4,472,542
                                            ============   ============   ===========   ===========

NET INCOME ALLOCATED TO:
      General partners                      $     17,321   $     15,450   $    50,049   $    44,725
      Limited partners                         1,714,776      1,529,508     4,954,875     4,427,817
                                            ------------   ------------   -----------   -----------

                                            $  1,732,097   $  1,544,958   $ 5,004,924   $ 4,472,542
                                            ============   ============   ===========   ===========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT (based on
   82,834 units held by limited partners)   $      20.70   $      18.46   $     59.82   $     53.45
                                            ============   ============   ===========   ===========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                       Limited Partners
                                     General      ---------------------------
                                     Partners        Number                         Total
                                      Amount        of Units        Amount          Amount
                                  ------------    ------------   ------------    ------------

BALANCE, December 31, 1997        $   (217,427)         82,834   $ 50,332,501    $ 50,115,074

      Net income                        50,049            --        4,954,875       5,004,924

      Distributions to partners        (65,806)           --       (6,514,795)     (6,580,601)
                                  ------------    ------------   ------------    ------------

BALANCE, September 30, 1998       $   (233,184)         82,834   $ 48,772,581    $ 48,539,397
                                  ============    ============   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                               1998           1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                            $ 5,004,924    $ 4,472,542
     Adjustments to net income:
        Depreciation                                         1,781,342      2,261,768
        Gain on sale of equipment                                 --          (29,488)
        Change in assets and liabilities:
           Increase in receivables from lessees                (17,700)       (29,172)
           Increase in deferred costs                         (169,880)          --
           Decrease in payable to general partners                --          (18,239)
           Increase (decrease) in accounts payable and
               accrued liabilities                             (34,928)         1,812
           Decrease in deferred income                        (205,665)      (205,665)
                                                           -----------    -----------

               Net cash provided by operating activities     6,358,093      6,453,558

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                              --          179,500

CASH FLOWS FOR FINANCING ACTIVITIES:
     Distributions to partners                              (6,497,866)    (6,407,591)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                         (139,773)       225,467

CASH AND CASH EQUIVALENTS, beginning of period               3,984,265      3,790,885
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                   $ 3,844,492    $ 4,016,352
                                                           ===========    ===========

PART I.- FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

      On February 2, 1998, Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant), entered into a letter of intent with Flying J. Inc. to sell substantially all of the Registrant's assets for cash of approximately $80 million. Subsequently, the Registrant entered into purchase agreements with respect thereto on September 4, 1998. In accordance with the partnership agreement, sale of substantially all of the assets would result in dissolution of the partnership and liquidation of the Registrant's remaining assets, net of liabilities. The limited partners have received a proxy statement describing the proposed transaction and were asked to consent to the proposed transaction by October 26, 1998. The following is a summary of the results of the voting:
      46,619 units For, 4,679 units Against, 1,942 units Abstain. An affirmative vote of limited partners holding a majority of the partnership units was achieved. In addition to the majority vote, certain other conditions and contingencies must now be satisfied prior to the consummation of the sale transaction as set forth in the letter of intent between the Registrant and Flying J. Inc. Among these conditions are the finalization of financing arrangements by Flying J. Inc. in order for it to complete the purchase of the assets of the Registrant. The sale and subsequent liquidation of the Registrant will occur as soon as practical if, and to the extent that, all conditions and contingencies have been satisfied or waived. There can be no assurance as to whether or when the transaction will be consummated.

      The Registrant declared a cash distribution to the limited partners of $2,214,442 for the quarter ended September 30, 1998 (the period) which, combined with the first and second quarter distributions of $4,300,353, amounts to $6,514,795 year-to-date. During the period, all net proceeds not invested in real estate were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

      During the period, the Registrant received base rental revenue pursuant to its lease arrangements in the amount of $1,865,905, unchanged from the comparable period of the prior year (year-to-date base rental revenues are similarly unchanged). Base rental revenue for the period includes the recognition of approximately $69,000 of income previously deferred. In addition, the Registrant received or accrued participating rentals of $663,497 for the period representing an increase over participating rentals of $610,885 for the comparable period in 1997. The increase was due to increased volumes at the travel plaza properties. Participating rentals for the corresponding year-to-date periods were similarly affected. Total expenses decreased by $161,369 during the period ($463,746 year-to-date) as compared to the prior periods due to a decrease in depreciation expense related to the sale of travel plaza equipment in the last twelve months.

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

                       BALANCE SHEET - SEPTEMBER 30, 1998



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

                                  PARTICIPATING INCOME PROPERTIES II, L.P.

                                  By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner


Date:    October 30, 1998                      By /s/ John Barravecchia
                                     ------------------------------------------
                                     John Barravecchia, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FFCA INVESTOR SERVICES CORPORATION 88-C

Date:    October 30, 1998                      By /s/ John Barravecchia
                                     ------------------------------------------
                                     John Barravecchia, President