Form 10-K405
period 1998-12-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1999-04-15
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

Commission File Number 0-18504
Commission File Number 0-18512

                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       AND
                     FFCA INVESTOR SERVICES CORPORATION 88-C
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)

      Delaware                                      86-0588505
(Partnership State of                               (Partnership I.R.S.
Organization)                                       Employer Identification No.)

Delaware                                            86-0588507
(Corporation State of                               (Corporation I.R.S.
Incorporation)                                      Employer Identification No.)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                 85255
(Address of Principal Executive Offices)            (Zip Code)

Co-Registrants' telephone number, including area code: (602) 585-4500

        Securities Registered Pursuant to Section 12(b) of the Act: None
          Securities Registered Pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

                      Limited Partnership Depositary Units
                                (Title of Class)

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

         After deducting organizational and offering expenses, including sales commissions, the net proceeds of the offering of the Units, $71,956,541, were fully invested by the Partnership in thirteen travel plazas located in eleven states. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. One of the properties was acquired in 1988, five were acquired during 1989, five were acquired during 1990, and two were acquired during 1991. As of December 31, 1998 all thirteen travel plazas were leased to CFJ Properties, a general partnership formed pursuant to a joint venture between Flying J Inc., through its subsidiary Big West Oil Company ("Big West"), and Douglas Oil Company of California, a subsidiary of Conoco Inc. ("Douglas Oil"). The Partnership is not affiliated with CFJ Properties, Flying J Inc. or Flying J Franchise Inc. ("FJFI"), a subsidiary of Flying J Inc. and the franchisor of Flying J Travel Plazas.

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $80,460,000. The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $34.3 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. The Managing General Partner has begun the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $515,000 (representing less than one percent of the aggregate sales price) may, at the Managing General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the investors.

         Real estate owned by the Partnership at December 31, 1998 was leased for a term of 20 years. Equipment was leased for a term of eight years. Lessees paid the Partnership annual rental payments (in monthly installments) equal to 10% of the Partnership's total investment in properties. As additional rent under the terms of the lease, the Partnership was entitled to receive a portion of the operating revenues of the lessees equal to (a) 3.5% of annual gross receipts derived from the travel plaza facility, excluding fuel sales; (b) 3/10 of $.01 per gallon of fuel sold; and (c) 3.5% of all amounts received by the lessee for any lease year pursuant to any sublease by the lessee of any part of its leased premises. All leases were terminated on March 22, 1999 upon sale of the related travel plazas.

         The Managing General Partner, the Partnership and Flying J Inc. entered into an operating agreement (the "Operating Agreement"). Pursuant to the terms of the Operating Agreement, in the event a lessee defaults in payment of any minimum rent or other monetary sum when due and payable under the lease and fails to cure such default within five days after receipt of notice of such default from the Partnership, Flying J Inc. has agreed to operate such lessee's leased travel plaza for the maximum potential lease term as a full-service travel plaza and to provide adequate working capital for the operations of such property. A defaulting lessee and any personal guarantor of such defaulting lessee will remain liable under the lease and guaranty, respectively, to the extent permitted by law. The Operating Agreement was terminated upon sale of the related travel plazas.

         During 1998, CFJ Properties contributed 100% of the Company's total rental and participating rental revenue for the year. Flying J Inc., through its subsidiary Big West, entered into a joint venture with Douglas Oil to form CFJ Properties in February 1991. Flying J Inc. (and subsidiaries) is a fully integrated oil and gas company and is engaged in the production, refining, transportation, wholesaling and retail marketing of petroleum products and other services through its travel plazas and gasoline stations. Flying J Inc. operates all of CFJ Properties' travel plazas and related facilities, which included 78 interstate travel plaza properties as of January 31, 1998. At December 31, 1998, the Partnership owned thirteen of these properties. Flying J Inc. assigned its leasehold interests in the travel plazas owned by the Partnership to CFJ Properties and was released by the Partnership with respect to its obligation under those leases.

         The Partnership's leases with CFJ Properties were with full recourse to the assets of CFJ Properties, but without recourse to Big West or Douglas Oil. A default on one lease constituted a default on all other leases to the same lessee by the Partnership and two other partnerships sponsored by affiliates of the Managing General Partner, all of whose travel plazas were leased to CFJ Properties, Flying J Inc. or franchisees of FJFI.

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

         None of the thirteen travel plaza properties operated by CFJ Properties represented over 10% of the Partnership's total assets at December 31, 1998.

         As of December 31, 1998, the Partnership had invested in real estate located in eleven states in the western, central and southeastern portions of the United States, and no real estate investments are located outside of the United States. A presentation of revenues or assets by geographic region is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

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

         The Partnership is managed by the Managing General Partner and therefore has no employees of its own. FFCA Investor Services Corporation 88-C has no employees because it does not conduct any business operations.

         The Partnership has completed its assessment of its Year 2000 preparedness and has determined that any potential consequences of Year 2000 issues will not have a material effect on the partnership's business, results of operation or financial condition. On March 22, 1999, the Partnership sold substantially all of its assets to a third party. The sale of substantially all of its assets will lead to the prompt liquidation of the partnership and the distribution of net assets to the limited partners. The Managing General Partner anticipates that the partnership liquidation will be accomplished during 1999 and, accordingly, does not expect the Partnership to be in existence when the year 2000 arrives.

         The statements contained in this Annual Report on Form 10-K, regarding the planned dissolution and liquidation of the Partnership, are forward-looking statements and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in the forward-looking statements. Although the Managing General Partner believes that the estimated timing and amounts of the liquidating distributions are reasonable, the actual costs of the liquidation and dissolution of the Partnership may vary from the estimates and that variation could be material. In addition, the actual timing of the liquidating distribution could vary from the estimate; therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

ITEM 2. PROPERTIES.

         As of December 31, 1998, the Partnership had thirteen travel plaza properties located in 11 states. The properties were acquired by the Partnership during 1988, 1989, 1990 and 1991 with the net proceeds received by the Partnership from the public offering of the Units.

         On September 4, 1998, the Partnership entered into purchase agreements with Flying J Inc. to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $80,460,000. The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved in October 1998. The sale transaction was completed on March 22, 1999. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas.

         The travel plazas, divided into sections which serve both the commercial and non-commercial traveler, generally offer a multi-use, full service operation including fuel facilities for the storage and sale of automotive and diesel fuels, a 24-hour restaurant, a convenience store, restroom facilities with private showers, and other amenities designed to meet the needs of the trucking industry and the traveling public in general. As of December 31, 1998, no one property is a principal property of the Partnership because each property represented less than 10% of the Partnership's total assets. The following is a description of each of the properties owned by the Partnership at December 31, 1998.

         PECOS, TEXAS. The Pecos travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 14.11 acres located at the interchange of Interstate 20 and US 285.

         DILLON, SOUTH CAROLINA. The Dillon travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 20.64 acres, located at the interchange of Interstate 95 and State Route 38. Within an 85-mile radius of the property are the markets of Columbia and Florence, South Carolina and Lumberton and Fayetteville, North Carolina.

         GRAHAM, NORTH CAROLINA. The Graham travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 20 acres, located at the interchange of Interstate 40/85 and State Route 1928.

         KNOXVILLE, TENNESSEE. The Knoxville travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 14.05 acres, located parallel to Interstate 40.

         KINGMAN, ARIZONA. The Kingman travel plaza was built on the site of an existing Husky truck stop that was razed and replaced with a new full-service travel plaza. The site consists of approximately 7.45 acres located 1/8 of a mile north of the Interstate 40/US 90 interchange.

         JACKSON, GEORGIA. The Jackson travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 42.2 acres of which 27 acres are developed, located at the interchange of Interstate 75 and Star Route 36.

         TEXARKANA, ARKANSAS. The Texarkana travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 28 acres, located at Exit 7 of Interstate 30. In 1993, the Texarkana travel plaza sustained substantial damage due to a fire. The property was insured and the lessee of the travel plaza used the insurance proceeds to rebuild the travel plaza. During 1994, the Partnership made an additional investment of $595,000 in the Texarkana travel plaza to enlarge the property to conform to the new Flying J travel plaza prototype. The lessee of the travel plaza continued to make monthly base rental payments during the reconstruction of the travel plaza. The travel plaza reopened in March 1994.

         RESACA, GEORGIA. The Resaca travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 39.65 acres, situated at the southeast corner of Resaca Road and Interstate 75.

         WALTON, KENTUCKY. The Walton travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 19.63 acres, situated at the southwest corner of Stephenson Mill Road and Kentucky Highway 14 and 16 just west of the Interstate 75 exit ramp with 1,200 feet of primary frontage.

         SAN ANTONIO, TEXAS. The San Antonio travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately 19.94 acres, located at the northwest corner of Foster Road and Interstate 10.

         ROCK SPRINGS, WYOMING. The Rock Springs travel plaza was acquired as a new full-service travel plaza, built on a parcel consisting of approximately
9.57 acres, situated at the northwest corner of Elk Street and Stagecoach Drive at the Elk Street exit off Interstate 80.

         TROUTDALE, OREGON. The Troutdale travel plaza was acquired as a new, full-service (with limited restaurant facilities) travel plaza, built on a parcel consisting of approximately 7.45 acres, located at the southwest corner of Northwest Frontage Road at Interstate 84 and Graham Road.

         WINNEMUCCA, NEVADA. The Winnemucca travel plaza was acquired as a new, full-service (with limited restaurant facilities) travel plaza, built on a parcel consisting of approximately 8.29 acres, located on the northwest side of West Winnemucca Boulevard at the interchange of Interstate 80 and West Winnemucca Boulevard.

         Independent of the Partnership, FFCA Investor Services Corporation 88-C has no interest in any real or personal property.

ITEM 3. LEGAL PROCEEDINGS.

         Neither the Co-Registrants nor their properties are parties to, or subject to, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A proposal to sell substantially all of the Partnership's assets was submitted to a vote of the security holders during the fourth quarter of fiscal year 1998. A Consent Solicitation Statement dated September 11, 1998 relating to the proposal was sent to the security holders. Voting was completed on October 26, 1998 without a meeting. The results of the voting are as follows: FOR, 46,619 votes; AGAINST, 4,679 votes, and ABSTAIN, 1,942 votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDERS MATTERS.

         MARKET INFORMATION. During 1998, there was no established public trading market for the Units, and it is not anticipated that an established public trading market for the Units will develop.

     HOLDERS. As of March 4, 1999, there were 6,464 record holders of the Units.

         DISTRIBUTIONS. For the two most recent fiscal years, the Partnership made the following cash distributions to the Holders:


                                      1998

                                  Per Unit
                                Distribution              Total
                            -------------------  --------------------
  Date of          Number   Cash from            Cash from
Distribution      of Units  Operations  Capital  Operations   Capital
------------      --------  ----------  -------  ----------   -------
March 31           82,834     $25.50       --    $2,112,267     --
June 30            82,834      26.41       --     2,187,646     --
September 30       82,834      26.74       --     2,214,981     --
December 31        82,834      25.89       --     2,144,572     --

                                      1997

                                  Per Unit
                                Distribution              Total
                            -------------------  --------------------
  Date of          Number   Cash from            Cash from
Distribution      of Units  Operations  Capital  Operations   Capital
------------      --------  ----------  -------  ----------   -------
March 31           82,834     $25.27      --     $2,093,215      --
June 30            82,834      26.25      --      2,174,393      --
September 30       82,834      26.15      --      2,166,109      --
December 31        82,834      25.74      --      2,132,147      --

         Cash from operations, defined as disbursable cash in the agreement of limited partnership that governs the Partnership, is distributed to the Holders. Any variations in the amount of distributions from quarter to quarter are due to fluctuations in net cash provided by operating activities. Reference is made to
Item 7 below for a discussion and analysis of such fluctuations. Cash proceeds from the sale of property are distributed to the Holders as a return of capital. The Adjusted Capital Contribution of a Holder is generally the Holder's initial capital contribution reduced by the cash distributions to the Holders of proceeds from the sale of Partnership properties and reduced by any other cash distributions other than from operations. The Adjusted Capital Contribution per Unit of the Holders, as defined in the agreement of limited partnership that governs the Partnership, was $1,000 as of December 31, 1998. Any differences in the amounts of distributions set forth in the above tables from the information contained in Item 6 below are due to rounding the amount of distributions payable per Unit down to the nearest whole cent and carrying any fractional cents forward from one period to the next.

         The Partnership expects to make cash distributions from operations to the Holders through the date of the sale of the travel plazas on March 22, 1999. The liquidation of the Partnership is expected to occur in June 1999. The Managing General Partner estimates that the liquidating distribution will range from approximately $982 to $1,011 per limited partnership unit. Although the Managing General Partner believes that the range of the liquidating distribution is reasonable, the actual costs of the liquidation and dissolution of the Partnership may vary from the estimates and that variation could be material. As part of the sale of the travel plazas, approximately $515,000 (representing less than one percent of the aggregate sales price) may, at the Managing General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the Holders.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements and the related Notes attached as an exhibit to this Report.

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                               1998          1997         1996         1995          1994
                               ----          ----         ----         ----          ----
Revenues                    $10,101,760  $10,034,660  $ 9,857,290  $ 9,985,844  $ 9,895,376

Net Income                    6,666,969    5,974,380    5,831,607    6,002,622    5,926,437

Net Income Per Unit               79.68        71.40        69.70        71.74        70.83

Total Assets                 50,660,281   52,913,688   55,827,780   58,932,231   61,749,194

Distributions of Cash from
 Operations to Holders        8,659,886    8,565,908    8,460,157    8,537,458    8,258,384

Distributions of Cash from
 Operations Per Unit             104.55       103.41       102.14       103.07        99.70

Return of Capital to
 Holders                             --           --           --           --           --

Return of Capital Per Unit           --           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership received $82,834,000 in gross proceeds from its public offering of the Units. After deducting organizational and offering expenses, including sales commissions, the Partnership invested the net offering proceeds of $71,956,541 in thirteen travel plazas. The rental payments from lessees of the properties have been the Partnership's primary source of income. As of December 31, 1998, the Partnership had cash and marketable securities aggregating $3,852,514, of which $2,144,572 was paid out to the Holders in January 1999 as their fourth quarter distribution for fiscal year 1998.

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $80,460,000. The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 at which time the Partnership recognized a gain of approximately $34.3 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. The Managing General Partner has begun the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $515,000 (representing less than one percent of the aggregate sales price) may, at the Managing General Partner's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the investors.

         FFCA Investor Services Corporation 88-C has no capital resources and conducted no operations in 1998.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 1997

         The Partnership's total revenues for the year ended December 31, 1998 increased to $10,101,760 from $10,034,660 in 1997. The overall increase in revenues is due to an increase in participating rentals. Participating rental revenues increased to $2,465,452 in 1998 from $2,352,826 in 1997 due to higher travel plaza fuel and non-fuel sales volumes. Base rental revenue for 1998 includes the recognition of approximately $274,000 of income previously deferred.

         Total Partnership expenses in 1998 were $3,434,791, which decreased from $4,060,280 in 1997. This decrease resulted from a reduction in depreciation expense of $627,149, primarily related to the sale of equipment during 1997 through the lessee's exercise of purchase options. There were no equipment purchase options exercised during 1998 due to the pending sale of the travel plazas to Flying J Inc. Net income for 1998 amounted to $6,666,969 as compared to $5,974,380 for 1997.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 1996

         The Partnership's total revenues for the year ended December 31, 1997 increased to $10,034,660 from $9,857,290 in 1996. The overall increase in revenues is due to an increase in participating rentals. Participating rental revenues increased to $2,352,826 in 1997 from $2,237,456 in 1996 due to higher travel plaza sales volumes. During 1997, the Partnership sold four equipment packages for an aggregate gain of $29,488, with the remaining equipment leases scheduled to expire at various dates through 1999. Base rental revenue for 1997 includes the recognition of approximately $274,000 of income previously deferred.

         Total Partnership expenses in 1997 were $4,060,280, representing an increase from $4,025,683 in 1996. The increase, resulting from an increase in operating expenses of $35,192, primarily related to higher legal fees in 1997. Net income for 1997 amounted to $5,974,380 as compared to $5,831,607 for 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The financial instruments held by the Partnership at December 31, 1998 consist of cash equivalents (primarily investments in U.S. Treasury securities or repurchase agreements that are collateralized by U.S. Treasury and government obligations) and receivables from lessees. These financial instruments are short- term in nature and do not subject the Partnership to a material exposure to changes in interest rates.

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

FFCA II

                                    DIRECTORS
        Name                                                 Position Held Since
        ----                                                 -------------------
Paul Bagley                                                         1988
Morton H. Fleischer, Chairman                                       1988
John R. Barravecchia                                                1993
Christopher H. Volk                                                 1993

                                    OFFICERS
                                                                 Associated With
      Name                        Positions Held                  FFCA II Since
      ----                        --------------                  -------------

Morton H. Fleischer     Chairman of the Board, President
                        and Chief Executive Officer                   1988
John R. Barravecchia    Executive Vice President, Chief Financial
                        Officer, Treasurer and Assistant Secretary    1989
Christopher H. Volk     Executive Vice President, Chief Operating
                        Officer, Secretary and Assistant Treasurer    1989
Dennis L. Ruben         Executive Vice President, General Counsel
                        and Assistant Secretary                       1993
Stephen G. Schmitz      Executive Vice President, Chief Investment
                         Officer and Assistant Secretary              1995
Catherine F. Long       Senior Vice President-Finance, Principal
                        Accounting Officer, Assistant Secretary
                        and Assistant Treasurer                       1990

FFCA INVESTOR SERVICES CORPORATION 88-C

                                    DIRECTOR

                                                             Associated with the
      Name                                                    Corporation Since
      ----                                                    -----------------
Morton H. Fleischer                                                  1987

                                    OFFICERS


                                                             Associated with the
      Name                  Positions Held                    Corporation Since
      ----                  --------------                    -----------------
Morton H. Fleischer     Chairman of the Board                        1987
John R. Barravecchia    President, Secretary and Treasurer           1990
                        Vice President, Assistant Secretary
Christopher H. Volk     and Assistant Treasurer                      1994

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

BUSINESS EXPERIENCE

         The business experience during the past five years of each of the above directors and executive officers is as follows:

         PAUL BAGLEY, age 56, has served as a director of FFCA II since 1988. Mr. Bagley is a founding partner of Stone Pine Capital LLC (1994), and is chairman of FCM Fiduciary Management Co. LLC (1989 to date), the advisor to a mezzanine and private equity fund. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc., where he was responsible for the creation and management of over $5 billion of direct investment activities. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of Fiduciary Capital, Hollis-Eden Pharmaceuticals, Consolidated Capital of North America, LMC Corporation.

         MORTON H. FLEISCHER, age 62, has served as the Chairman of the Board of FFCA Investor Services Corporation 88-C since 1987 and has served as President, Chief Executive Officer and a Director of FFCA II since its formation in 1988. Mr. Fleischer was appointed Chairman of the Board of FFCA II in February of 1994 and currently serves as President, Chief Executive Officer and Chairman of the Board of Franchise Finance Corporation of America, a Delaware corporation ("FFCA"). He served as President, Chief Executive Officer and a Director of Franchise Finance Corporation of America I ("FFCA I"), a predecessor of FFCA, from 1980 to 1994. Mr. Fleischer is also an individual general partner of the Partnership and is a general partner (or general partner of a general partner) of the following public limited partnerships: Participating Income Properties 1986, L.P.; Participating Income Properties III Limited Partnership; and Scottsdale Land Trust Limited Partnership.

         JOHN R. BARRAVECCHIA, age 43, has served as President, Secretary and Treasurer of FFCA Investor Services Corporation 88-C since 1990. He has served as Senior Vice President and Chief Financial Officer of FFCA II since 1989, was named Treasurer in December 1993 and was named Assistant Secretary in 1994. In 1995, Mr. Barravecchia was named Executive Vice President of FFCA II. Mr. Barravecchia currently serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of FFCA and served in various capacities for FFCA I from 1984 to 1994. He was appointed Vice President and Chief Financial Officer of FFCA I in December 1986, and Senior Vice President in October 1989. Mr. Barravecchia was elected as a Director of FFCA I in March 1993 and Treasurer in December 1993. Prior to joining FFCA I, Mr. Barravecchia was associated with the international public accounting firm of Arthur Andersen LLP.

         CHRISTOPHER H. VOLK, age 42, has served as Vice President, Assistant Secretary and Assistant Treasurer of FFCA Investor Services Corporation 88-C since 1994 and served as Vice President-Research of FFCA II from 1989 to 1993. Mr. Volk was named Senior Vice President-Underwriting and Research and Secretary of FFCA II in December 1993. In 1995, he was named Chief Operating Officer and Executive Vice President of FFCA II. He currently serves as Executive Vice President, Chief Operating Officer, Secretary and Assistant Treasurer of FFCA. He joined FFCA I in 1986 and has served in various capacities in FFCA I's capital preservation and underwriting areas prior to being named Vice President-Research in October 1989. In December 1993, he was appointed Secretary and Senior Vice President-Underwriting and Research of FFCA I, and he was elected as a Director of FFCA I in March 1993.

         DENNIS L. RUBEN, age 46, served as Senior Vice President and General Counsel of FFCA II from December 1994 and was named Executive Vice President, General Counsel and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. In 1991, he joined FFCA I as attorney and counsel. In December 1993, he was appointed Senior Vice President and General Counsel of FFCA I. Prior to joining FFCA I, Mr. Ruben was associated with the law firm of Kutak Rock from 1980 until March 1991. Mr. Ruben became a partner of Kutak Rock in 1984.

         STEPHEN G. SCHMITZ, age 44, served as Senior Vice President-Corporate Finance of FFCA II from January 1996 and was named Executive Vice President, Chief Investment Officer and Assistant Secretary of FFCA II in February 1997. He currently serves in the same capacity for FFCA. Mr. Schmitz served in various positions as an officer of FFCA I from 1986 to June 1, 1994.

         CATHERINE F. LONG, age 42, was named Senior Vice President-Finance of FFCA in February 1997, was named Principal Accounting Officer in December 1993 and was named Assistant Secretary and Assistant Treasurer in 1994. She currently serves in the same capacities for FFCA. In June 1990, she joined FFCA I as Vice President-Finance. In December 1993, she was appointed Principal Accounting Officer of FFCA I. Prior to joining FFCA I, Ms. Long was associated with the international public accounting firm of Arthur Andersen LLP.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Co-Registrants during fiscal year 1998 and Forms 5 and amendments thereto furnished to the Co-Registrants with respect to fiscal year ended December 31, 1998 (the "Forms"), and any written representations by the directors and executive officers of FFCA Investor Services Corporation 88-C and the Managing General Partner, the Co-Registrants have not identified herein any such person that failed to file on a timely basis the Forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership is required to pay an acquisition fee and a subordinated real estate disposition fee to the Managing General Partner, and the General Partners are entitled to receive a share of cash distributions, when and as made to the Holders, a share of profits and losses and a subordinated share of any sale proceeds. Reference is made to Note (1) and Note (5) of the Notes to Financial Statements, which are filed with this Report, for a description of the fees and distributions paid in 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 4, 1999, no person or group was known by the Partnership to own directly or beneficially more than 5% of the outstanding Units of the Partnership.

         None of the General Partners of the Partnership owned any Units as of March 4, 1999. The directors and officers of the Managing General Partner, individually and as a group, owned less than 1% of the Units as of March 4, 1999. The Managing General Partner is owned 51% by Morton H. Fleischer and 49% by Paul Bagley.

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

     (a)  The following documents are filed as part of this Report:

          1. FINANCIAL STATEMENTS. The following financial statements are filed as part of this Report:

               THE PARTNERSHIP

               Report of independent public accountants

               Balance Sheets as of December 31, 1998 and 1997

               Statements  of  Income  for the  years  ended
               December 31, 1998, 1997 and 1996

               Statements  of Changes In  Partners'  Capital
               for the years ended  December 31, 1998,  1997
               and 1996

               Statements  of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996

               Notes to Financial Statements

               FFCA INVESTOR SERVICES CORPORATION 88-C

               Report of independent public accountants

               Balance Sheet as of December 31, 1998

               Notes to Balance Sheet

          2.   FINANCIAL STATEMENT SCHEDULES.

               Schedule III-Schedule of Real Estate and Accumulated Depreciation as of December 31, 1998

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

          Form of Depository Agreement.                                4(d)

          The  Certificate  of  Incorporation  which governs FFCA      4(b)
          4(d) Investor Services Corporation 88-C, as filed with the Secretary of State of Delaware on August 11, 1987.

          Bylaws of FFCA Investor Services Corporation 88-C.           4(c)

          Operating  Agreement,  dated  November 14, 1988, by and     10(c)
          among   Participating   Income   Properties  II,  L.P.,
          Franchise  Finance  Corporation of America II, Flying J
          Inc. and Flying J Franchise Inc.

          Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrant's Form 8-K dated March 22, 1999, Commission File No. 0-18504, are incorporated herein by this reference.

                                                                 March 22, 1999,
                                                                    Form 8-K
                                                                   Exhibit No.
                                                                   -----------


     Purchase  Agreement  dated as of September 4, 1998,  between      10.01
     Participating  Income  Properties  II,  L.P.  and CFJ  Plaza
     Company II LLC, including the First Amendment thereto dated as of March 22, 1999

     Purchase  Agreement  dated as of September 4, 1998,  between      10.02
     Participating  Income  Properties  II,  L.P.  and CFJ  Plaza
     Company I LLC, including the First Amendment thereto dated as of March 22, 1999

     Purchase  Agreement  dated as of September 4, 1998,  between      10.03
     Participating  Income  Properties  II,  L.P.  and CFJ  Plaza
     Company III LLC, including the First Amendment thereto dated as of March 22, 1999

     Extension Agreement dated March 22, 1999                          10.04

          (b)  REPORTS ON FORM 8-K.

               The Co-Registrants did not file any reports on Form 8-K during the fourth quarter of fiscal year
               1998.

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

                                     PARTICIPATING INCOME PROPERTIES II, L.P.

                                     By  FRANCHISE FINANCE CORPORATION OF
                                         AMERICA II, Managing General Partner


Date:  April 8, 1999                 By /s/ Morton H. Fleischer
                                       --------------------------------------
                                       Morton H. Fleischer, President and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

          SIGNATURES OF REQUIRED OFFICERS AND DIRECTORS OF FRANCHISE FINANCE CORPORATION OF AMERICA II, MANAGING GENERAL PARTNER OF PARTICIPATING INCOME PROPERTIES II, L.P.

Date: April 8, 1999                  By
                                       --------------------------------------
                                       Paul Bagley, Director

Date: April 8, 1999                  By /s/ Morton H. Fleischer
                                       --------------------------------------
                                       Morton H. Fleischer, President, Chief
                                       Executive Officer and Director

Date: April 8, 1999                  By /s/ John Barravecchia
                                       --------------------------------------
                                       John Barravecchia, Executive Vice
                                       President, Chief Financial Officer,
                                       Treasurer, Assistant Secretary and
                                       Director

Date: April 8, 1999                  By /s/ Christopher H. Volk
                                       --------------------------------------
                                       Christopher H. Volk, Executive Vice
                                       President, Chief Operating Officer,
                                       Secretary, Assistant Treasurer and
                                       Director

Date: April 8, 1999                  By /s/ Catherine F. Long
                                       --------------------------------------
                                       Catherine F. Long, Senior Vice President-
                                       Finance, Principal Accounting Officer,
                                       Assistant Secretary and Assistant
                                       Treasurer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Co-Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FFCA INVESTOR SERVICES CORPORATION 88-C


Date: April 8, 1999                  By /s/ Morton H. Fleischer
                                       --------------------------------------
                                       Morton H. Fleischer, Sole Director


Date: April 8, 1999                  By /s/ John Barravecchia
                                       --------------------------------------
                                       John Barravecchia, President, Secretary,
                                       Treasurer, Principal Financial Officer
                                       and Principal Accounting Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Participating Income Properties II, L.P.:


We have audited the accompanying balance sheets of PARTICIPATING INCOME PROPERTIES II, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Participating Income Properties II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                               /s/ Arthur Andersen LLP

Phoenix, Arizona,
  March 22, 1999.

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1998 AND 1997


                                                       1998            1997
                                                   ------------    ------------
                                     ASSETS
CASH AND CASH EQUIVALENTS                          $  3,852,514    $  3,984,265

RECEIVABLES FROM LESSEES                                193,794         197,300

DEFERRED COSTS (Note 6)                                 236,461              --

PROPERTY SUBJECT TO OPERATING LEASES (Note 3)        46,377,512      48,732,123
                                                   ------------    ------------

      Total assets                                 $ 50,660,281    $ 52,913,688
                                                   ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  2,145,202    $  2,132,357

PAYABLE TO GENERAL PARTNERS                             133,462              --

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 26,903          72,006

DEFERRED INCOME (Note 2)                                320,031         594,251
                                                   ------------    ------------

      Total liabilities                               2,625,598       2,798,614
                                                   ------------    ------------
PARTNERS' CAPITAL (DEFICIT):
   General partners                                    (238,231)       (217,427)
   Limited partners                                  48,272,914      50,332,501
                                                   ------------    ------------

      Total partners' capital                        48,034,683      50,115,074
                                                   ------------    ------------

      Total liabilities and partners' capital      $ 50,660,281    $ 52,913,688
                                                   ============    ============

      The accompanying notes are an integral part of these balance sheets.

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                             1998          1997          1996
                                         -----------   -----------   -----------
REVENUES:
   Rental                                $ 7,463,620   $ 7,463,620   $ 7,463,620
   Participating rentals                   2,465,452     2,352,826     2,237,456
   Interest and other                        172,688       188,726       156,214
   Gain on sale of equipment                      --        29,488            --
                                         -----------   -----------   -----------

                                          10,101,760    10,034,660     9,857,290
                                         -----------   -----------   -----------
EXPENSES:
   General partner and affiliate
    fees (Note 5)                            865,124       855,735       849,864
   Depreciation                            2,354,611     2,981,760     2,988,226
   Operating                                 215,056       222,785       187,593
                                         -----------   -----------   -----------

                                           3,434,791     4,060,280     4,025,683
                                         -----------   -----------   -----------

NET INCOME                               $ 6,666,969   $ 5,974,380   $ 5,831,607
                                         ===========   ===========   ===========
NET INCOME ALLOCATED TO (Note 1):
   General partners                      $    66,670   $    59,744   $    58,316
   Limited partners                        6,600,299     5,914,636     5,773,291
                                         -----------   -----------   -----------

                                         $ 6,666,969   $ 5,974,380   $ 5,831,607
                                         ===========   ===========   ===========
NET INCOME PER LIMITED PARTNERSHIP
   UNIT (based on 82,834 units held by
   limited partners)                     $     79.68   $     71.40   $     69.70
                                         ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                     General         Limited
                                     Partners        Partners          Total
                                   ------------    ------------    ------------

BALANCE,  December 31, 1995         $(163,507)     $55,670,639      $55,507,132

   Net income                          58,316        5,773,291        5,831,607

   Distributions to partners          (85,456)      (8,460,157)      (8,545,613)
                                    ---------      -----------      -----------

BALANCE,  December 31, 1996          (190,647)      52,983,773       52,793,126

   Net income                          59,744        5,914,636        5,974,380

   Distributions to partners          (86,524)      (8,565,908)      (8,652,432)
                                    ---------      -----------      -----------

BALANCE,  December 31, 1997          (217,427)      50,332,501       50,115,074

   Net income                          66,670        6,600,299        6,666,969

   Distributions to partners          (87,474)      (8,659,886)      (8,747,360)
                                    ---------      -----------      -----------

BALANCE,  December 31, 1998         $(238,231)     $48,272,914      $48,034,683
                                    =========      ===========      ===========

        The accompanying notes are an integral part of these statements.

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                           1998           1997          1996
                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 6,666,969   $ 5,974,380   $ 5,831,607
 Adjustments to net income:
  Depreciation                            2,354,611     2,981,760     2,988,226
  Gain on sale of equipment                      --       (29,488)           --
  Change in assets and liabilities:
   Decrease (increase) in receivables
    from lessees                              3,506       (24,300)        8,433
   Increase in deferred costs              (236,461)           --            --
   Increase (decrease) in payable to
    general partners                        133,462       (18,239)       18,239
   Increase (decrease) in accounts
     payable and accrued liabilities        (45,103)         (781)       10,091
   Decrease in deferred income             (274,220)     (274,219)     (392,589)
                                        -----------   -----------   -----------
     Net cash provided by operating
      activities                          8,602,764     8,609,113     8,464,007
                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                 --       179,500        79,750
                                        -----------   -----------   -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
 Partner distributions declared
  (Note 1)                               (8,747,360)   (8,652,432)   (8,545,613)
 Increase (decrease) in distribution
  payable to limited partners                12,845        57,199       (26,186)
                                        -----------   -----------   -----------
     Net cash used in financing
      activities                         (8,734,515)   (8,595,233)   (8,571,799)
                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      (131,751)      193,380       (28,042)

CASH AND CASH EQUIVALENTS, beginning
 of year                                  3,984,265     3,790,885     3,818,927
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end
 of year                                $ 3,852,514   $ 3,984,265   $ 3,790,885
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                          Notes to Financial Statements
                           December 31, 1998 and 1997

1) ORGANIZATION:

         Participating Income Properties II, L.P. (the Partnership) was formed on August 12, 1987 under the Delaware Revised Uniform Limited Partnership Act to purchase new and existing "Flying J Travel Plaza" facilities, including land, buildings and equipment to be leased on a net basis to certain franchisees of Flying J Franchise Inc. and to Flying J Inc. As of December 31, 1998, all thirteen travel plazas owned by the Partnership were leased to CFJ Properties
(CFJ), an affiliate of Flying J Inc. "Flying J Travel Plaza" facilities offer a full-service operation, generally including fuel facilities, a restaurant, convenience store and other amenities for use by the trucking industry and traveling public in general. Franchise Finance Corporation of America II (FFCA
II), a Delaware corporation, is the managing general partner of the Partnership. The Partnership will expire December 31, 2047, or sooner (see Note 6), in accordance with the terms of the Partnership agreement.

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

         Cash Distributions: All cash from operations, as defined, after payment of fees to the managing general partner is allocated 99% to the limited partners and 1% to the general partners. Cash proceeds from the sale of property are not considered cash from operations but, when distributed, represent a partial return of the limited partners' initial $1,000 per unit capital contribution. There have been no such distributions, therefore, the limited partner Adjusted Capital Contribution, as defined in the Partnership agreement, at December 31, 1998 is $1,000 per unit.

         The following is a reconciliation of net income to cash distributions from operations as defined in the Partnership agreement:

                                            1998          1997          1996
                                         ----------    ----------    ----------
    Net income                           $6,666,969    $5,974,380    $5,831,607
    Adjustments to reconcile net income
     to cash distributions declared:
     Depreciation                         2,354,611     2,981,760     2,988,226
     Gain on sale of equipment                   --       (29,488)           --
     Rental enhancement accretion          (274,220)     (274,220)     (274,220)
                                         ----------    ----------    ----------
    Cash distributions declared from
     operations                          $8,747,360    $8,652,432    $8,545,613
                                         ==========    ==========    ==========

2) SIGNIFICANT ACCOUNTING POLICIES:

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

         CASH AND CASH EQUIVALENTS - Investment securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents. Cash equivalents include United States Treasury securities of $2,970,427 and $3,704,718 at December 31, 1998 and 1997,
respectively, and bank repurchase agreements (which are collateralized by United States Treasury and Government obligations) of $550,154 at December 31, 1998. Short-term investments are recorded at cost plus accrued interest, which approximates market value.

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

3) PROPERTY SUBJECT TO OPERATING LEASES:

         The following is an analysis of the Partnership's investment, at cost, in property subject to operating leases by major class at December 31, 1998 and 1997:

                                                 1998           1997
                                             -----------    -----------
         Land                                $11,709,570    $11,709,570
         Buildings                            54,004,577     54,004,577
         Equipment                             3,832,921      3,832,921
                                             -----------    -----------
                                              69,547,068     69,547,068
         Less - Accumulated depreciation      23,169,556     20,814,945
                                             -----------    -----------
                                             $46,377,512    $48,732,123
                                             ===========    ===========

         Lease agreements provide for monthly base rentals equal to a percentage of the property's cost. As additional rent, the Partnership receives a portion of the operating revenues of the lessee equal to a percentage of gross receipts (participating rentals) from travel plaza facilities and fuel sales. The term of the leases is eight years for equipment and 20 years for land and buildings. During the year ended December 31, 1998, all thirteen travel plazas owned by the Partnership were leased to CFJ. Scheduled minimum future rentals (excluding participating rentals) under noncancellable operating leases as of December 31, 1998, are $7.2 million per year through the year 2009.

         All of the Partnership's property comprising the travel plazas is subject to agreements entered into with Flying J Inc. on September 4, 1998 in which Flying J Inc. agreed to buy the property (subject to certain conditions) for cash totaling approximately $80 million (see Note 6). The Partnership was the beneficiary of a letter of credit from CFJ in the amount of $952,483 (to be used as security for CFJ's lease payments), that was released on the date of sale.

4) INCOME TAXES:

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

         The following is a reconciliation of net income for financial reporting purposes to income reported for Federal income tax purposes for the years ended December 31, 1998, 1997 and 1996:

                                           1998          1997          1996
                                        ----------    ----------    ----------
     Net income for financial
      reporting purposes                $6,666,969    $5,974,380    $5,831,607
     Differences for tax purposes in:
        Depreciation                       859,171     1,466,095     1,382,631
        Adjustment to deferred rental
         revenue                          (274,220)     (274,220)     (274,220)
        Deferred income                         --            --      (118,368)
        Gain on sale                            --        53,509       (35,758)
                                        ----------    ----------    ----------

     Taxable income to partners         $7,251,920    $7,219,764    $6,785,892
                                        ==========    ==========    ==========

For Federal income tax reporting purposes, taxable income to partners is reported on the accrual basis of accounting and is classified as ordinary income.

         At December 31, 1998, the tax bases of the Partnership's assets and liabilities exceed the amounts recorded for financial reporting purposes by $8,603,657. This difference results primarily from differences in depreciation methods and the treatment of deferred rental revenue for tax reporting and financial reporting purposes.

5) TRANSACTIONS WITH RELATED PARTIES:

         Under the terms of the Partnership agreement, FFCA II is entitled to compensation for certain services performed in connection with managing the affairs of the Partnership. Additionally, during 1996 and prior years, an affiliate of FFCA II was entitled to a fee for investment banking and asset management services (investment banking fee). During 1998, 1997 and 1996, fees paid to FFCA II and the affiliate were as follows:

                                                 1998        1997        1996
                                               --------    --------    --------
         FFCA II - disbursable cash fee        $865,124    $855,735    $845,593
         Affiliate - investment banking fee          --          --       4,271
                                               --------    --------    --------
                                               $865,124    $855,735    $849,864
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

         An affiliate of FFCA II incurs expenses on behalf of the Partnership for maintenance of the books and records and for computer, investor and legal services performed for the Partnership. These expenses are reimbursable in accordance with the Partnership agreement and are less than the amount that the Partnership would have paid to independent parties for comparable services. The Partnership reimbursed the affiliate $65,828 in 1998, $34,897 in 1997 and $28,364 in 1996 for such expenses.

6) SUBSEQUENT EVENT - SALE OF SUBSTANTIALLY ALL ASSETS:

         The Partnership entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Partnership's assets (those assets comprising the travel plazas) for cash of $80,460,000. The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of investors holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Partnership recognized a gain of approximately $34.3 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to investors. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. FFCA II has begun the process of winding down the affairs of the Partnership that includes liquidation and distribution of assets to the investors in accordance with the Partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999.

         As part of the sale of the travel plazas, approximately $515,000 (representing less than one percent of the aggregate sales price) may, at FFCA II's discretion, be deposited in a trust (the "Trust Fund") with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation, dissolution and winding up of the affairs of the Partnership during a period of up to 36 months following the liquidation date. At the end of this period, final decisions will be made in settlement of all disputed claims, if any, and the remaining balance of the Trust Fund will be disbursed to the limited partners.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    PARTICIPATING INCOME PROPERTIES II, L. P.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998


                                Initial Cost to Partnership and
                               Gross Amount At December 31, 1998
                        ---------------------------------------------------

Travel Plaza Location     Land       Buildings     Equipment       Total
---------------------     ----       ---------     ---------       -----
Kingman, Arizona      $   843,681   $ 3,731,319   $        --   $ 4,575,000
Texarkana, Arkansas        63,243     4,866,904       765,921     5,696,068
Jackson, Georgia          284,661     5,523,339       492,000     6,300,000
Resaca, Georgia         1,145,422     4,555,578       600,000     6,301,000
Walton, Kentucky        1,216,623     4,529,377       454,000     6,200,000
Winnemucca, Nevada      1,489,004     3,098,996       287,000     4,875,000
Graham, North Carolina  1,153,847     5,566,153            --     6,720,000
Troutdale, Oregon         738,474     3,647,526       267,000     4,653,000
Dillon, South Carolina  1,052,840     5,625,160            --     6,678,000
Knoxville, Tennessee    1,058,958     4,241,042            --     5,300,000
Pecos, Texas              170,990     1,999,010            --     2,170,000
San Antonio, Texas      1,566,238     3,612,762       600,000     5,779,000
Rock Springs, Wyoming     925,589     3,007,411       367,000     4,300,000
                      -----------   -----------   -----------   -----------

TOTAL                 $11,709,570   $54,004,577   $ 3,832,921   $69,547,068
                      ===========   ===========   ===========   ===========


                               Accumulated Depreciation
                        --------------------------------------
                                                                    Date
Travel Plaza Location    Buildings     Equipment       Total      Acquired
---------------------    ---------     ---------       -----      --------
Kingman, Arizona        $ 1,451,068   $       --   $ 1,451,068    Sep. 1989
Texarkana, Arkansas       1,352,780      670,181     2,022,961    Jan. 1990
Jackson, Georgia          2,109,609      442,800     2,552,409    Nov. 1989
Resaca, Georgia           1,708,342      540,040     2,248,382    Jan. 1990
Walton, Kentucky          1,651,335      408,600     2,059,935    Apr. 1990
Winnemucca, Nevada          979,197      244,847     1,224,044    Jun. 1991
Graham, North Carolina    2,222,596           --     2,222,596    Jun. 1989
Troutdale, Oregon         1,190,512      235,294     1,425,806    Mar. 1991
Dillon, South Carolina    2,265,690           --     2,265,690    Feb. 1989
Knoxville, Tennessee      1,664,020           --     1,664,020    Aug. 1989
Pecos, Texas                805,157           --       805,157    Nov. 1988
San Antonio, Texas        1,292,064      540,000     1,832,064    Jun. 1990
Rock Springs, Wyoming     1,065,124      330,300     1,395,424    Jul. 1990
                        -----------   ----------   -----------

TOTAL                   $19,757,494   $3,412,062   $23,169,556
                        ===========   ==========   ===========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    PARTICIPATING INCOME PROPERTIES II, L.P.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998

NOTES:

(1) There are no encumbrances on the properties. The properties are subject to a purchase agreement whereby Flying J Inc. has agreed, subject to certain conditions, to purchase the properties for an aggregate cash price of approximately $80 million.

(2) Cost for Federal income tax purposes is the same as cost for financial reporting purposes.

(3) All buildings and equipment are depreciated over estimated useful lives of 24 and eight years, respectively. Substantially all of the buildings and equipment were purchased as new properties.

(4) Transactions in real estate, equipment and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:

                                                                 Accumulated
                                                   Cost          Depreciation
                                               ------------      ------------

         Balance, December 31, 1995            $ 71,621,068      $ 16,689,197
            Cost of equipment sold                 (638,000)         (558,250)
            Depreciation expense                         --         2,988,226
                                               ------------      ------------

         Balance, December 31, 1996              70,983,068        19,119,173
            Cost of equipment sold               (1,436,000)       (1,285,988)
            Depreciation expense                         --         2,981,760
                                               ------------      ------------

         Balance, December 31, 1997              69,547,068        20,814,945
            Depreciation expense                         --         2,354,611
                                               ------------      ------------

         Balance, December 31, 1998            $ 69,547,068      $ 23,169,556
                                               ============      ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To FFCA Investor Services Corporation 88-C:


We have audited the accompanying balance sheet of FFCA INVESTOR SERVICES CORPORATION 88-C (a Delaware corporation) as of December 31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of FFCA Investor Services Corporation 88-C as of December 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Arthur Andersen LLP

Phoenix, Arizona,
  March 22, 1999.

                     FFCA INVESTOR SERVICES CORPORATION 88-C

                        BALANCE SHEET - DECEMBER 31, 1998

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

                     FFCA INVESTOR SERVICES CORPORATION 88-C

                             NOTES TO BALANCE SHEET

                                DECEMBER 3l, l998

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

                             Exhibit
                             -------

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

                                                         Pre-Effective Amendment
                                                             No. 3 Exhibit No.
                                                             -----------------

     Form of Depository Agreement.                                  4(d)

     The  Certificate  of  Incorporation  which governs FFCA        4(b)
     Investor Services Corporation 88-C, as filed with the Secretary of State of Delaware on August 11,
     1987.

     Bylaws of FFCA Investor Services Corporation 88-C.             4(c)

     Operating  Agreement,  dated as of 10(c)  November  14,       10(c)
     1988, by and among Participating Income Properties
     II, L.P.,  Franchise Finance Corporation of America II,
     Flying J Inc. and Flying J Franchise Inc.


          Pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, the following documents, filed with the Securities and Exchange Commission as exhibits to the Co-Registrant's Form 8-K dated March 22, 1999, Commission File No. 0-18504, are incorporated herein by this reference.

                                                                 March 22, 1999,
                                                                    Form 8-K
                                                                   Exhibit No.
                                                                   -----------


     Purchase  Agreement  dated as of September 4, 1998,  between      10.01
     Participating  Income  Properties  II,  L.P.  and CFJ  Plaza
     Company II LLC, including the First Amendment thereto dated as of March 22, 1999

     Purchase  Agreement  dated as of September 4, 1998,  between      10.02
     Participating  Income  Properties  II,  L.P.  and CFJ  Plaza
     Company I LLC, including the First Amendment thereto dated as of March 22, 1999

     Purchase  Agreement  dated as of September 4, 1998,  between      10.03
     Participating  Income  Properties  II,  L.P.  and CFJ  Plaza
     Company III LLC, including the First Amendment thereto dated as of March 22, 1999

     Extension Agreement dated March 22, 1999                          10.04