Form 10-Q
period 1999-03-31
PARTICIPATING INCOME PROPERTIES II LP; FFCA INVESTOR SERVICES CORP 88-C
filed 1999-05-17
CIK 820806, 820807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       March 31, 1999
                               --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission file number 0-18504
                         Commission file number 0-18512


                    PARTICIPATING INCOME PROPERTIES II, L.P.
                                       and
                    FFCA INVESTOR SERVICES CORPORATION 88-C
               ---------------------------------------------------
               (Exact Name of Co-Registrants as Specified in Their
                            Organizational Documents)


          Delaware                                          86-0588505
-----------------------------------               ------------------------------
(Partnership State of Organization)                (Partnership I.R.S. Employer
                                                      Identification Number)

          Delaware                                           86-0588507
------------------------------------               -----------------------------
(Corporation State of Incorporation)               (Corporation I.R.S. Employer
                                                       Identification Number)

The Perimeter Center
17207 North Perimeter Drive
Scottsdale, Arizona                                            85255
----------------------------------------           -----------------------------
(Address of principal executive offices)                     (zip code)


Co-Registrants' telephone number including area code      (480) 585-4500
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.


                    PARTICIPATING INCOME PROPERTIES II, L.P.

                             BALANCE SHEETS (Note 1)
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       1999           1998
                                                   ------------    ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS                          $ 84,117,472    $  3,852,514

RECEIVABLES FROM LESSEES                                124,036         193,794

DEFERRED COSTS                                               --         236,461

PROPERTY SUBJECT TO OPERATING LEASES, at cost
  Land                                                       --      11,709,570
  Buildings                                                  --      54,004,577
  Equipment                                                  --       3,832,921
                                                   ------------    ------------
                                                             --      69,547,068
  Less - Accumulated depreciation                            --      23,169,556
                                                   ------------    ------------

                                                             --      46,377,512
                                                   ------------    ------------

     Total assets                                  $ 84,241,508    $ 50,660,281
                                                   ============    ============


     LIABILITIES AND PARTNERS' CAPITAL

DISTRIBUTION PAYABLE TO LIMITED PARTNERS           $  1,974,738    $  2,145,202

PAYABLE TO GENERAL PARTNERS                                  --         133,462

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                230,741          26,903

DEFERRED INCOME (Note 2)                                     --         320,031
                                                   ------------    ------------

      Total liabilities                               2,205,479       2,625,598
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT) (Note 1):
  General partners                                     (241,478)       (238,231)
  Limited partners                                   82,277,507      48,272,914
                                                   ------------    ------------

    Total partners' capital                          82,036,029      48,034,683
                                                   ------------    ------------

    Total liabilities and partners' capital        $ 84,241,508    $ 50,660,281
                                                   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                          STATEMENTS OF INCOME (Note 1)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (The Final Period of Operations) AND MARCH 31, 1998
                                   (Unaudited)

                                                          1999           1998
                                                      -----------     ----------
REVENUES:
      Rental (Note 2)                                 $ 1,924,118     $1,865,905
      Participating rentals                               510,703        565,225
      Interest and other                                  130,441         45,211
      Gain on sale of property (Note 1)                34,325,990             --
                                                      -----------     ----------
                                                       36,891,252      2,476,341
                                                      -----------     ----------

EXPENSES:
      General partner fees                                197,213        211,036
      Depreciation                                        382,179        613,233
      Operating                                            53,970         62,945
                                                      -----------     ----------
                                                          633,362        887,214
                                                      -----------     ----------

OPERATING INCOME                                       36,257,890      1,589,127

LIQUIDATION COSTS (Note 1)                                262,496             --
                                                      -----------     ----------

NET INCOME                                            $35,995,394     $1,589,127
                                                      ===========     ==========

NET INCOME ALLOCATED TO (Note 1):
      General partners                                $    16,694     $   15,891
      Limited partners                                 35,978,700      1,573,236
                                                      -----------     ----------
                                                      $35,995,394     $1,589,127
                                                      ===========     ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (based on 82,834 units held by limited
  partners) (Note 1)                                  $    434.35     $    18.99
                                                      ===========     ==========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Note 1)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                        (The Final Period of Operations)
                                   (Unaudited)

                                            Limited Partners
                              General    ----------------------
                              Partners    Number                       Total
                               Amount    of Units      Amount          Amount
                               ------    --------      ------          ------

BALANCE, December 31, 1998   $(238,231)   82,834   $ 48,272,914    $ 48,034,683

  Net income                    16,694        --     35,978,700      35,995,394

  Distribution to partners,
    cash from operations       (19,941)       --     (1,974,107)     (1,994,048)
                             ---------    ------   ------------    ------------

BALANCE, March 31, 1999      $(241,478)   82,834   $ 82,277,507    $ 82,036,029
                             =========    ======   ============    ============

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                        STATEMENTS OF CASH FLOWS (Note 1)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (The Final Period of Operations) AND MARCH 31, 1998
                                   (Unaudited)


                                                        1999           1998
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 35,995,394    $ 1,589,127
  Adjustments to net income:
   Depreciation                                          382,179        613,233
   Gain on sale of property                          (34,325,990)            --
   Change in assets and liabilities:
    Decrease in receivables from lessees                  69,758         10,000
    Decrease in deferred costs                           236,461             --
    Decrease in payable to general partner              (133,462)            --
    Increase (decrease) in accounts payable
        and accrued liabilities                          203,838           (506)
    Decrease in deferred income                         (320,031)       (68,555)
                                                    ------------    -----------

        Net cash provided by operating activities      2,108,147      2,143,299
                                                    ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property                  80,321,323             --
                                                    ------------    -----------
CASH FLOWS FOR FINANCING ACTIVITIES:
  Partner distributions declared                      (1,994,048)    (2,133,806)
  Decrease in distribution payable to
   limited partners                                     (170,464)       (19,678)
                                                    ------------    -----------

        Net cash used in financing activities         (2,164,512)    (2,153,484)
                                                    ------------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     80,264,958        (10,185)

CASH AND CASH EQUIVALENTS, beginning of period         3,852,514      3,984,265
                                                    ------------    -----------

CASH AND CASH EQUIVALENTS, end of period            $ 84,117,472    $ 3,974,080
                                                    ============    ===========

                    PARTICIPATING INCOME PROPERTIES II, L.P.

                          Notes to Financial Statements

                                 March 31, 1999

1) PARTNERSHIP LIQUIDATION:

On March 22, 1999, Participating Income Properties II, L.P. (the Partnership) sold substantially all of the Partnership's assets (those assets comprising the travel plazas) and recognized a gain of approximately $34.3 million on the sale. The sale of the travel plazas represents the disposition of substantially all of the Partnership's assets and the Partnership has no further liability in connection with any of the travel plazas. In accordance with the partnership agreement, all sale proceeds have been allocated to the limited partners.

In April 1999, the Managing General Partner began the Partnership liquidation process, which includes the distribution of assets to the limited partners in accordance with the partnership agreement. The liquidation of the Partnership is expected to be completed in June 1999 and an estimate of the cost of the liquidation has been included in the Partnership's statement of operations. The net amount ultimately available for distribution to the limited partners depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Partnership until completely liquidated. The Managing General Partner estimates that the liquidating distribution will range from approximately $982 to $1,015 per limited partnership unit, of which approximately $6 per unit will be deposited in a trust (the Trust Fund) with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Partnership for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the Trust Fund will be disbursed to the limited partners.

2) DEFERRED INCOME:

In March 1999, the Partnership recognized approximately $320,000 of income previously deferred (rental enhancement income) in connection with the sale of the travel plaza properties. This revenue is included in rental revenue in the Partnership's 1999 statement of operations.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Participating Income Properties II, L.P., a Delaware limited partnership, (the Registrant) entered into purchase agreements with Flying J Inc. on September 4, 1998 to sell substantially all of the Registrant's assets (those assets comprising the travel plazas) for cash of $80,460,000. The limited partners received a consent solicitation statement describing the proposed transaction and an affirmative vote of the limited partners holding a majority of the partnership units was achieved on October 26, 1998. The sale transaction was completed on March 22, 1999 and the Registrant recognized a gain of approximately $34.3 million on the sale. The net cash proceeds from this sale are being held in U.S. government securities pending distribution to the limited partners. The sale of the travel plazas represents the disposition of substantially all of the Registrant's assets and the Registrant has no further liability in connection with any of the travel plazas. In April 1999, the Managing General Partner began the Registrant liquidation process that includes the distribution of assets to the limited partners in accordance with the partnership agreement. The liquidation of the Registrant is expected to be completed in June 1999 and an estimate of the cost of the liquidation has been included in the Registrant's statement of operations.

The net amount ultimately available for distribution to the limited partners depends on various factors, such as the actual cost of the liquidation and the amount of interest income from temporary investments received by the Registrant until completely liquidated. The Managing General Partner estimates that the liquidating distribution will range from approximately $982 to $1,015 per limited partnership unit, of which approximately $6 per unit will be deposited in a trust (the Trust Fund) with a bank. The Trust Fund, including interest income, would be available to satisfy claims made directly or indirectly with respect to the liquidation of the Registrant for a period of up to 24 months following the effective date of the trust agreement, at which time, as long as there are no unresolved claims, the remaining balance of the Trust Fund will be disbursed to the limited partners.

The Registrant declared a cash distribution to the limited partners of $1,974,107 for the quarter ended March 31, 1999 (the period) representing travel plaza operations through the date of the sale of the travel plazas on March 22, 1999. During the period, all net proceeds not invested in travel plaza property were invested in Government Agency discount notes and bank repurchase agreements (which are secured by United States Treasury and Government obligations).

During the period, the Registrant received base rental revenue pursuant to its travel plaza lease arrangements in the amount of $1,604,087. Base rental revenue was lower in 1999 because the travel plazas were sold prior to the end of the quarter. Overall rental revenue for the period also includes the recognition of approximately $320,000 of income previously deferred (rental enhancement income) that was recognized during the period. The amount recognized in the comparable period was approximately $69,000, with the increase resulting from the recognition of the remaining amount of deferred rental enhancement income in conjunction with the sale of the travel plaza properties. In addition, the Registrant received or accrued participating rentals of $510,703 for the period representing a decrease from participating rentals of $565,225 for the comparable period in 1998, primarily related to the sale of the travel plaza properties prior to the end of the quarter.

Operating expenses for the quarter ended March 31, 1999 decreased by $253,852 from the comparable period of the prior year primarily due to a decrease in depreciation expense. Depreciation expense was lower this period due to the sale of travel plaza property.

The increase in total assets reflected in the Registrant's financial statements filed with this report is attributable to the cash proceeds received from the sale of travel plaza property (prior to distribution of the proceeds to the limited partners).

In the opinion of management, the financial information included in this report reflects all adjustments necessary for fair presentation. All such adjustments are of a normal recurring nature, except those adjustments related to the liquidation and dissolution of the Registrant.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The financial instruments held by the Registrant at March 31, 1999 consist of cash equivalents (primarily investments in U.S. Treasury securities or repurchase agreements that are collateralized by U.S. Treasury and government obligations) and receivables from lessees that are short-term in nature and do not subject the Registrant to a material exposure to changes in interest rates.

                     FFCA INVESTOR SERVICES CORPORATION 88-C

                         BALANCE SHEET - MARCH 31, 1999

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

                                  PARTICIPATING INCOME PROPERTIES II, L.P.

                                  By FRANCHISE FINANCE CORPORATION OF AMERICA II Corporate General Partner


Date: May 5, 1999                 By /s/ John Barravecchia
                                     -------------------------------------------
                                     John Barravecchia, Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FFCA INVESTOR SERVICES CORPORATION 88-C



Date: May 5, 1999                        By /s/ John Barravecchia
                                            ------------------------------------
                                            John Barravecchia, President